Form 10QSB
period 2002-06-30
USA TELCOM INTERNATIONALE
filed 2002-08-21
CIK 1096768

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from _____________ to ______________



    Commission file number _______________________________________

                      USA Telcom Internationale
 (Exact name of small business issuer as specified in its charter)


              Nevada                        88-0408213
     (State or jurisdiction of    (I.R.S. Employer Identification
  incorporation or organization)               No.)

                       7341 W. Charleston Boulevard, Ste 130,
                                Las Vegas, NV 89117
                    (Address of principal executive offices)

                                 (702) 524-4149
                           (Issuer's telephone number)


                 (Former name, former address and former fiscal
                       year, if changed since last report)


              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 4,250,000 shares issued and outstanding as of June 30, 2002.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]








                              TABLE OF CONTENTS

                                                                          PAGE

PART I - FINANCIAL INFORMATION                                              3
 Item 1. Financial Statements.                                              3
 Item 2. Management's Discussion and Analysis or Plan of Operation.         8

PART II - OTHER INFORMATION                                                11
 Item 1. Legal Proceedings.                                                11
 Item 2. Changes in Securities.                                            11
 Item 3. Defaults Upon Senior Securities.                                  11
 Item 4. Submission of Matters to a Vote of Security Holders.              11
 Item 5. Other Information.                                                11
 Item 6. Exhibits and Reports on Form 8-K.                                 11

SIGNATURES                                                                 12









PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited financial statements are included as part of this Registration Statement:

*    Balance Sheet as of June 30, 2002.

* Statements of Operations for the Three Months Ended June 30, 2002 and June 30, 2001, and Six Months Ended June 30, 2002 and June 30, 2001.

* Statement of Cash Flows for the Six Months Ended June 30, 2002 and June 30, 2001.

*    Notes to Financial Statements










                 USA Telcom Internationale, Inc.
                     (a Nevada Corporation)
                          Balance Sheet

                                      (unaudited)
                                        June 30,
                                          2002
Assets


Current assets:
 Cash and equivalents                 $    23,152

 Accounts receivable                            -

   Total current assets                    23,152


Fixed assets, net                          14,370


Security deposit                            5,000

Interest receivable - shareholder             895

Shareholder loans                          29,925

                                      $    73,342


Liabilities and Stockholders' Equity

Current liabilities:
 Note payable                         $     4,728

   Total current liabilities                4,728


Stockholders' equity:
 Common stock, $0.001 par value,
 25,000,000 shares
   authorized, 4,250,000 shares
  issued and outstanding                    4,250

 Additional paid-in capital               174,743

 (Deficit)                               (110,379)

                                           68,614


                                      $    73,342


  The accompanying notes are an integral part of the financial statements.










                 USA Telcom Internationale, Inc.
                     (a Nevada corporation)
                    Statements of Operations
                           (unaudited)

                                 Three Months Ending     Six Months Ending
                                       June 30,               June 30,
                                   2002         2001        2002       2001


Revenue
                                $       -  $    2,680   $      -  $    2,680

Expenses:
 General and administrative
 expenses                          10,786       6,582     24,888      26,424
 Depreciation
                                      761           -        829           -
  Total expenses
                                   11,547       6,582     25,717      26,424

Other income (expense):
 Interest income
                                      923           -      1,936           -
 Interest (expense)
                                     (489)          -       (489)          -

Net (loss)
                                $  (11,113) $  (3,902) $ (24,270) $  (23,744)


Weighted average number of
 common shares outstanding -
 basic and fully diluted         4,250,000  3,000,000  4,250,000   3,000,000


Net (loss) per share - basic &  $    (0.00) $   (0.00) $   (0.01) $    (0.01)
fully diluted

  The accompanying notes are an integral part of the financial statements.










              USA Telcom Internationale, Inc.
                   (a Nevada corporation)
                  Statements of Cash Flows
                         (unaudited)

                                       Six Months Ending
                                             June 30,
                                        2002          2001
Cash flows from operating
activities
Net (loss)                          $  (24,270)   $  (23,744)

Depreciation
                                           829             -
Adjustments to reconcile net
 (loss) to net cash (used)
 by operating activities:

   Decrease in accounts receivable       7,500             -

   (Increase) in interest
   receivable                              (24)            -

   (Increase) in prepaid expenses            -          (407)

   Increase (decrease) in current         4,728         (338)
   liabilities

Net cash (used) by operating            (11,237)     (24,489)
activities

Cash flows from investing
activities
 Purchase of fixed assets               (14,717)           -

Net cash (used) by investing            (14,717)           -
activities


Cash flows from financing
activities
 Donated capital                              -        23,357

 Shareholder loans receivable               742        (7,800)

Net cash provided by financing              742        15,557
activities

Net (decrease) in cash                  (25,212)       (8,932)

Cash - beginning                         48,364         9,312

Cash - ending                       $    23,152      $    380


Supplemental disclosures:           $         -      $      -
 Interest paid

 Income taxes paid                  $         -      $      -


The accompanying notes are an integral part of the financial statements.










                USA Telcom Internationale, Inc.
                     (a Nevada corporation)
                              Notes

Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2001 and notes thereto included in the Company's Form 10-SB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Fixed assets

The Company purchased equipment in the amount of $857 and a vehicle for $13,860 during the period ended June 30, 2002.
Depreciation expense totaled $829 for the six month period  ended
June 30, 2002.

Note 3 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.










Item 2. Management's Analysis of Financial Condition and Plan of
      Operation.

This  section  must  be read in conjunction  with  the  unaudited
Financial Statements included in this report.

A.   Management's Discussion and Analysis of Financial Condition

Three  Months Ended June 30, 2002 Compared to Three Months  Ended
June 30, 2001

In the three months ended June 30, 2002, USA Telcom Internationale ("USA Telcom" or the "Company") generated no revenues from operations compared to $2,680 in revenues in the three months ended June 30, 2001. USA Telcom attributes the difference to an unsteady flow of business and the difficulty associated with establishing and maintaining key relationships in a foreign market and the time required to penetrate the Vietnamese market. Management also believes that this may be partially attributed to the fact that the Vietnamese Government sets its budget during the first two quarters of each year and procurements transpire during the last two quarters of a calendar year. While there can be no assurance that the Company will ultimately achieve consistent recurring revenue or profitability, USA Telcom believes that, as its exposure and visibility within the Vietnamese market grows, revenue may increase.

In the three months ended June 30, 2002 USA Telcom generated $923 in interest income and $489 in interest expense. There was no interest income in the comparable quarter of 2001.

The total expenses for the three months ended June 30, 2002 were approximately $11,547 as compared to approximately $6,582 for the three months ended June 30, 2001. The increase resulted primarily from higher general and administrative expenses and a depreciation expense. Increases in both categories reflect the expansion of USA Telcom's operations.

The  resulting net loss for the three months ended June 30,  2002 was approximately $11,113. In the three months ended June 30, 2001, the net loss was approximately $3,902.

Six  Months Ended June 30, 2002 Compared to Six Months Ended June
30, 2001

In the six months ended June 30, 2002, USA Telcom Internationale generated no revenues from operations compared to $2,680 in revenues in the six months ended June 30, 2001. USA Telcom attributes the difference to an unsteady flow of business and the difficulty associated with establishing and maintaining key relationships in a foreign market and the time required to penetrate the Vietnamese market. Management also believes that this may be partially attributed to the fact that the Vietnamese Government sets its budget during the first two quarters of each year and procurements transpire during the last two quarters of a calendar year. While there can be no assurance that the Company will ultimately achieve consistent recurring revenue or profitability, USA Telcom believes that, as its exposure and visibility within the Vietnamese market grows, revenue may increase.

In the six months ended June 30, 2002 USA Telcom generated $1,936 in interest income and $489 in interest expense. There was no interest income in the comparable period of 2001.

The total expenses for the six months ended June 30, 2002 were approximately $25,717 as compared to approximately $26,424 for the six months ended June 30, 2001. This net decrease consisted of a decrease in general and administrative expenses, due to a reduction in startup accounting, legal, and consulting expenses, and an increase in depreciation expense, reflecting the expansion of USA Telcom's operations.

The resulting net loss for the six months ended June 30, 2002 was approximately $24,270. In the six months ended June 30, 2001, the net loss was approximately $23,744.

Liquidity and Capital Resources

At June 30, 2002, USA Telcom had current assets of $23,152, consisting entirely of cash.

At June 30, 2002, USA Telcom had a working capital of $18,424, which USA Telcom believes is sufficient to continue operations for the next twelve months without significant increases in revenues or additional capital infusions.

USA Telcom purchased equipment in the amount of $857 and a vehicle for $13,860 during the period ended June 30, 2002.
Depreciation expense totaled $829 for the six-month period  ended
June 30, 2002.

Revenue and Cost Recognition

The Company recognizes revenue on an accrual basis as it invoices for finder's fees and consulting services. The Company only recognizes revenue as goods are shipped from a third-party vendor, and contractual terms are fulfilled. The Company does not acquire and resell the goods. The goods are sold and shipped directly from a third-party vendor and the Company receives a finder's fee from the transaction. No shipping or other costs of goods are recorded on the Company's financial statements as of June 30, 2002.

The currency used by the Company's customers to pay for our services and the currency used by the Company to pay the majority of our expenses is the U.S. Dollar.

B.   Plan of Operation

USA Telcom designates the following as its priorities for the next six (6) to twelve (12) months:

[]    Increase in revenues.
[]    Listing on the OTC Bulletin Boardr.
[] Setting up of a representative office in the Country of Vietnam

Sales growth in the next six (6) to twelve (12) months is important for USA Telcom's plan of operations. However, USA Telcom cannot guarantee that it will generate such growth. USA Telcom believes that it has sufficient working capital to continue operations for the next twelve months without significant increases in revenues or additional capital infusions. However, if USA Telcom does not generate sufficient cash flow to support its operations, in twelve (12) to eighteen
(18) months it may need to raise additional capital by issuing capital stock in exchange for cash. Currently, the Company's president and CEO, Mr. Allen Jones, is prepared to provide additional capital for the Company in an equity or debt transaction should the need arise. Notwithstanding this, there can be no assurance that USA Telcom would be able to secure additional funds in the future to stay in business.

USA Telcom believes that the fully reporting status with the U.S. Securities and Exchange Commission and the listing of USA Telcom's common stock for trading on the OTC Bulletin Boardr lend an additional degree of credibility to USA Telcom's business operations. Thus, the management of USA Telcom has designated the attainment of the fully reporting status and public listing of the USA Telcom's common stock high short-term priorities.

Currently, USA Telcom is not required and does not maintain a licensed representative office in Vietnam. The business activity of USA Telcom to date has allowed it to utilize and rely on representative office licenses of parties, for which USA Telcom acted in the intermediary capacity. However, once the extent of
USA Telcom's operations warrants it, USA Telcom plans to establish a licensed representative office in Vietnam. A representative office requires formal authorization from the government of Vietnam. In particular, the process involves (a) preparation of required Ministry of Trade forms, which must disclose information on business purpose, office location, number of employees, etc., and (b) submission to government authorities of such forms accompanied by financial statements and notarized copies of incorporation documents. The corporate activities in Vietnam at the representative office would be subject to the laws of Vietnam as enforced by the Ministry of Trade.








                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-B

Exhibit           Name and/or Identification of Exhibit
 Number

   3.    Articles of Incorporation & By-Laws
           (i)  Articles of Incorporation of the Company filed
                November 5, 1998 and Amendments Thereto, incorporated by reference to the Registration Statement on Form 10-SB, as amended, previously filed with the SEC.

           (ii) By-Laws of the Company adopted November 5, 1998, incorporated by reference to the Registration Statement on Form 10-SB, as amended, previously filed with the SEC.

(b) Reports on Form 8-K

No reports were filed on Form 8-K during the quarter for which this Report is filed.









                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    USA Telcom Internationale
                          (Registrant)

     Signature               Title                  Date

  /s/ Allen Jones      President, CEO and      August 19, 2002
                            Director
    Allen Jones