Form 10QSB
period 2002-09-30
USA TELCOM INTERNATIONALE
filed 2002-11-14
CIK 1096768

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

          [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the period September 30, 2002

                      Commission file number 000-49672


                          USA TELCOM INTERNATIONALE
           (Exact name of registrant as specified in its charter)

Nevada                                                            88-0408213
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)

2620-14 Maryland Parkway
Las Vegas, Nevada, USA                                                 89109
(Address of principal executive offices)                          (zip code)

                Issuer's Telephone Number:    (702) 524-4149

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes      X       No ____

     The  number of shares of Common Stock, $0.001 par value, outstanding  on
October   31,   2002,  was  4,250,000  shares,  held  by   approximately   28
shareholders.

     Transitional Small Business Disclosure Format (check one):

                         Yes              No     X

                          USA TELCOM INTERNATIONALE
                             SEPTEMBER 30, 2002
                                    INDEX

PART I - FINANCIAL INFORMATION                                      Page No.

Item 1.      Unaudited Financial Statements

             Balance Sheet                                                 3

             Statement of Operations (Unaudited)                           4

             Statements of Cash Flows (Unaudited)                          5

             Notes to Financial Statements                                 6

Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operation              7-9

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                            10

Item 2.      Changes in Securities                                        10

Item 3.      Defaults by the Company upon its Senior Securities           10

Item 4.      Submission of Matter to a Vote of Security Holders           10

Item 5.      Other Information                                            10

Item 6.      Exhibits and Reports on Form 8-K                             10

SIGNATURES                                                                11

CERTIFICATION OF PRESIDENT AND CHIEF FINANCIAL OFFICER                    12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          USA TELCOM INTERNATIONALE
                           (A NEVADA CORPORATION)
                                BALANCE SHEET

                                                               September 30,
                                                                   2002
                                                                (Unaudited)
Assets
Current Assets:
  Cash and equivalents                                        $      16,894
  Marketable securities                                                 500
                                                              -------------
     Total current assets                                            17,394

Fixed assets, net                                                    13,611

Security deposit                                                      5,000
Interest receivable - shareholder                                       348
Shareholder loans                                                    29,925
                                                              -------------
                                                              $      66,278
                                                              =============

Liabilities and Shareholders' Equity:
Current liabilities:                                          $           -
                                                              -------------
Shareholders' Equity:
  Common stock, $0,001 par value, 25,000,000 shares
authorized, 4,250 shares issued and outstanding                       4,250
  Additional paid-in-capital                                        174,743
  (Deficit)                                                       (112,715)
                                                              -------------
                                                                     66,278
                                                              -------------
                                                              $      66,278
                                                              =============

 The accompanying notes are an integral part of these financial statements.

                          USA TELCOM INTERNATIONALE
                           (A NEVADA CORPORATION)
                          STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                Three Months Ended      Nine Months Ended
                                   September 30,          September 30,
                                 2002         2001      2002        2001
 Revenues                      $   8,600   $  26,500  $    8,600  $    29,180

 Expenses:
   General and Administrative    10,080       3,041      35,441       29,465
   Depreciation                     759           -       1,588            -
                               ---------   ---------  ----------  -----------
      Total Expenses             10,839       3,041      37,029       29,465
                               ---------   ---------  ----------  -----------
 Other income (expense)
   Interest income                  459           -       2,395            -
   Interest (expense)              (83)           -       (572)            -
                               ---------   ---------  ----------  -----------
      Total Other income
 (expense)                          376           -       1,823            -
                               ---------   ---------  ----------  -----------
 Net loss                      $ (1,863)   $  23,459  $ (26,606)  $     (285)
                               =========   =========  ==========  ===========
 Net loss per share basic and
 diluted                       $  (0.00)   $    0.01  $   (0.01)  $    (0.00)
                               =========   =========  ==========  ===========
 Weighted average shares
 outstanding                   4,250,000   3,000,000   4,250,000    3,000,000
                               =========   =========  ==========  ===========

 The accompanying notes are an integral part of these financial statements.

                          USA TELCOM INTERNATIONALE
                           (A NEVADA CORPORATION)
                          STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                     Nine Months Ending
                                                       September 30,
                                                     2002          2001
Cash flows from operating activities
Net (loss)                                      $   (26,606)   $      (285)
Depreciation                                           1,588              -
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:
  Decrease in accounts receivable                      7,500              -
  Decrease in interest receivable                        523              -
  (Increase) in prepaid expenses                           -          (527)
  Decrease in security deposit                             -            121
  Decrease in current liabilities                          -          (338)
                                                ------------    -----------
Net cash (used) by operating activities             (16,995)        (1,029)
                                                ------------    -----------
Cash flows from investing activities
  Increase in marketable securities                    (500)              -
  Purchase of fixed assets                          (14,717)              -
Net cash (used) by investing activities             (15,217)              -


Cash flows from financing activities
  Donated capital                                          -         23,357
  Shareholder loans receivable                           742       (30,800)
Net cash provided (used) by financing
activities                                               742        (7,443)
                                                ------------    -----------
Net (decrease) in cash                              (31,470)        (8,472)
Cash - beginning                                      48,364          9,312
                                                ------------    -----------
Cash - ending                                   $     16,894   $        840
                                                ============   ============
Supplemental disclosures:
  Interest paid                                 $          -   $          -
                                                ============   ============
  Income taxes paid                             $          -   $          -
                                                ============   ============

 The accompanying notes are an integral part of these financial statements.

                          USA Telcom Internationale
                           (a Nevada corporation)
                                    Notes

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

Note 2 - Fixed assets

The Company purchased equipment in the amount of $857 and a vehicle for $13,860 during the period ended September 30, 2002. Depreciation expense totaled $2,395 for the nine month period ended September 30, 2002.

Note 3 - Related party transactions

Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto contained elsewhere in this filing.

     CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated revenues and net income, projections concerning operations and available cash flow. The Company's actual results could differ materially from the results discussed in such forward-looking statements.

      The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to the Risk Factors listed below (many of which have been discussed in prior SEC filings by the Company). Though the Company has attempted to list comprehensively these important factors, the Company wishes to caution investors that other factors could in the future prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

      Readers are further cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company's views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Background Overview

A.   Management's Discussion and Analysis of Financial Condition

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

     In the three months ended September 30, 2002, USA Telcom Internationale ("USA Telcom" or the "Company") generated $8,600 in revenues from operations compared to $26,500 in revenues in the three months ended September 30, 2001. USA Telcom attributes the difference to an unsteady flow of business and the difficulty associated with establishing and maintaining key relationships in a foreign market and the time required to penetrate the Vietnamese market. Management also believes that this may be partially attributed to the fact that the Vietnamese Government sets its budget during the first two quarters of each year and procurements transpire during the last two quarters of a calendar year. While there can be no assurance that the Company will ultimately achieve consistent recurring revenue or profitability, USA Telcom believes that, as its exposure and visibility within the Vietnamese market grows, revenue may increase.

     In the three months ended September 30, 2002 USA Telcom generated $459 in interest income and $83 in interest expense. There was no interest income in the comparable quarter of 2001.

     The total expenses for the three months ended September 30, 2002 were approximately $10,839 as compared to approximately $3,041 for the three months ended September 30, 2001. The increase resulted primarily from higher general and administrative expenses and a depreciation expense. Increases in both categories reflect the expansion of USA Telcom's operations.

     The resulting net loss for the three months ended September 30, 2002 was approximately $1,863. In the three months ended September 30, 2001, the net income was approximately $23,459.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

     In the nine months ended September 30, 2002, USA Telcom Internationale ("USA Telcom" or the "Company") generated $35,441 in revenues from operations compared to $29,465 in revenues in the nine months ended September 30, 2001. USA Telcom attributes the difference to an unsteady flow of business and the difficulty associated with establishing and maintaining key relationships in a foreign market and the time required to penetrate the Vietnamese market. Management also believes that this may be partially attributed to the fact that the Vietnamese Government sets its budget during the first two quarters of each year and procurements transpire during the last two quarters of a calendar year. While there can be no assurance that the Company will ultimately achieve consistent recurring revenue or profitability, USA Telcom believes that, as its exposure and visibility within the Vietnamese market grows, revenue may increase.

     In the nine months ended September 30, 2002 USA Telcom generated $2,395 in interest income and $572 in interest expense. There was no interest income in the comparable period of 2001.

     The total expenses for the nine months ended September 30, 2002 were approximately $37,029 as compared to approximately $29,465 for the three months ended September 30, 2001. The increase resulted primarily from higher general and administrative expenses and a depreciation expense. Increases in both categories reflect the expansion of USA Telcom's operations.

     The resulting net loss for the nine months ended September 30, 2002 was approximately $26,606. In the nine months ended September 30, 2001, the net loss was approximately $285.

Liquidity and Capital Resources

     At September 30, 2002, USA Telcom had current assets of $17,394, consisting of cash and marketable securities.

     At September 30, 2002, USA Telcom had a working capital of $16,894, which USA Telcom believes is sufficient to continue operations for the next twelve months without significant increases in revenues or additional capital infusions.

Revenue and Cost Recognition

     The Company recognizes revenue on an accrual basis as it invoices for finder's fees and consulting services. The Company only recognizes revenue as goods are shipped from a third-party vendor, and contractual terms are fulfilled. The Company does not acquire and resell the goods. The goods are sold and shipped directly from a third-party vendor and the Company receives a finder's fee from the transaction. No shipping or other costs of goods are recorded on the Company's financial statements as of September 30, 2002.

     The currency used by the Company's customers to pay for our services and the currency used by the Company to pay the majority of our expenses is the U.S. Dollar.

B.   Plan of Operation

     USA  Telcom designates the following as its priorities for the next  six
(6) to twelve (12) months:

*    Increase in revenues.
*    Setting up of a representative office in the Country of Vietnam

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

Attestation of President and Chief Financial Officer as to our internal controls

      Our President and interim Chief Financial Officer has evaluated the effectiveness of our internal controls and has found that based on these evaluations and the current status of the Company's operations that our internal controls are adequate at this time. Further, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of its evaluations.

PART II--OTHER INFORMATION

Item 1.        Legal Proceedings.

None

Item 2.        Changes in Securities.

None

Item 3.        Defaults by the Company upon its Senior Securities.

None.

Item 4.        Submission of Matter to a Vote of Security Holders.

None

Item 5.         Other Information.

None

Item 6.               Exhibits and Reports on Form 8-K.

None

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USA TELCOM INTERNATIONALE
(Registrant)


By:  /s/ Allen Jones
       Allen Jones ,
       President/CEO and Director

                          CERTIFICATION PURSUANT TO
                18 USC, SECTION 1350, AS ADOPTED PURSUANT TO
           SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with the Quarterly Report of USA Telcom Internationale, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Allen Jones, President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  I have reviewed the report;

(2) To the best of my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading:

(3) To the best of my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in the Report;

(4)  I:
(a)  am responsible for establishing internal controls;
(b) have designed such internal controls to ensure that material information relating to the Company and its consolidated subsidiaries is made known to us by others within the Company, particularly during the period ended September 30, 2002;
(c) have evaluated the effectiveness of the Company's internal controls as of a date within 90 days prior to the Report; and
(d) have presented in the Report our conclusions about the effectiveness of our internal controls based on our evaluation of that date;

(5)  I have disclosed to the Company's auditors and the board of directors:
(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls;

(6) I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

(7) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934.

Date:  November 13, 2002

/s/ Allen Jones
Allen Jones, President/Chief Financial Officer