Form 10KSB
period 2002-12-31
USA TELCOM INTERNATIONALE
filed 2003-04-21
CIK 1096768

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the fiscal year ended 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from _______________________ to  _____________

    Commission file number ________________________________


                    USA Telcom Internationale
              -----------------------------------
         (Name of small business issuer in its charter)


              Nevada                        88-0408213
       -------------------                 ------------
    (State or jurisdiction of            (I.R.S. Employer
  incorporation or organization)         Identification No.)


  6655 W. Sahara, Suite 200, Las Vegas, NV             89146
 ------------------------------------------           --------
 (Address of principal executive offices)            (Zip Code)


            Issuer's telephone number: (702) 524-4149

Securities registered under Section 12(b) of the Exchange Act:

  Title of each class       Name of each exchange on which registered

  ----------------------    -----------------------------------------
  ----------------------    -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

Common stock, $.001 par value, 25,000,000 shares authorized
* 4,250,000 shares issued and outstanding as of December 31, 2002 and as of April 14, 2003

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in
definitive proxy  or  information  statements  incorporated   by
reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $134,664 for the year ended December 31, 2002.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days: $134,375 as of April 14, 2003.



PAGE-1-





                         TABLE OF CONTENTS

                                                                  PAGE

PART I                                                               3

 Item 1. Description of Business.                                    3

 Item 2. Description of Property.                                    8

 Item 3. Legal Proceedings.                                          8

 Item 4. Submission of Matters to a Vote of Security Holders.        8

PART II                                                              9

 Item 5. Market for Common Equity and Related Stockholder
 Matters.                                                            9

 Item 6. Management's Discussion and Analysis or Plan of
 Operation.                                                         10

 Item 7. Financial Statements.                                      12

 Item 8. Changes In and Disagreements With Accountants on
 Accounting and Financial Disclosure.                               23

PART III                                                            24

 Item 9. Directors, Executive Officers, Promoters and Control
 Persons                                                            24

 Item 10. Executive Compensation.                                   26

 Item 11. Security Ownership of Certain Beneficial Owners and
 Management.                                                        27

 Item 12. Certain Relationships and Related Transactions.           27

 Item 13. Exhibits and Reports on Form 8-K.                         28

 Item 14. Controls and Procedures.                                  28

SIGNATURES                                                          29







PAGE-2-



PART I

Item 1. Description of Business.

A.   Business Development and Summary

The Company was organized under the name USA Telecom by the filing of the Articles of Incorporation with the Secretary of State in the State of Nevada on November 5, 1998 (NV #25940-98). The name of the Company was subsequently changed to USA Telcom on November 17, 1998 and to USA Telcom Internationale on April 25, 2000 by filing Amended Articles of Incorporation with the Secretary of State in the State of Nevada. Hereinafter the "Company" or "USA Telcom" refers to USA Telcom Internationale, USA Telecom, or USA Telcom as may be applicable in the appropriate chronological context. The Articles of Incorporation of the Company authorized the issuance of twenty five million (25,000,000) shares of $0.001 par value Common Stock and no shares of Preferred Stock. As of April 11, 2003, the Company had approximately 4,250,000 shares of Common Stock issued and outstanding held by approximately twenty-five (25) shareholders of record.

The Company's primary business objective is to establish itself as an intermediary serving Vietnamese individuals and/or entities seeking to acquire goods and services from the United States and other locales and providers of such goods and services. USA Telcom is a service company and its primary asset is the long-standing relationships cultivated by the President and CEO Mr. Allen Jones in Vietnam. The focus is on general trade and commerce with Vietnam. The Company expects to continue to generate revenue primarily by engaging as an intermediary in exporting and importing of industrial and consumer goods to and from Vietnam. As of the date of this report, the Company has been engaged in providing these intermediary services and has successfully consummated several transactions. The Company further seeks to promote economics, trade and investment activities between Vietnam and foreign organizations.

Mr. Allen Jones, president of USA Telcom, has been personally involved in business in Vietnam since 1993. During that time, Mr. Jones has built business contacts with numerous individuals associated with Vietnamese government agencies and other entities engaged in international commerce. Those contacts eventually led to joint exploration of business opportunities. Over the course of the past 50 months Mr. Jones has visited Vietnam on over twenty
(20) separate occasions directly related to the Company's efforts in developing new contacts and additional business.

At the present time, the Company acts as an agent in commercial transactions between Vietnamese purchasers and U.S. manufacturers. In particular, USA Telcom (a) identifies suitable (with respect to products, quantities, and trade terms) U.S. suppliers for
Vietnamese buyers, (b) facilitates communications between the parties, and (c) assists Vietnamese buyers with the preparation of letter of credit (L.C.) documentation and submitting of such to the seller for approval. After buyer and seller approval, the buyer's bank issues a L.C. directly to the seller. The goods transaction is completed based upon the L.C. terms and conditions.

The Company does not acquire and resell goods, rather, it functions in an agency capacity. The Company participates in a bidding process for the purchase of goods by Vietnamese governmental agencies and associated entities and seeks to extend its business so as to provide similar services to private enterprises throughout Vietnam. Once the Company is awarded a purchase contract, it acts on behalf of Vietnamese purchasers in the United States to locate and negotiate the purchase of requested goods. The Company generates revenue in the form of finder fees or sales commissions based upon a percentage of the overall procurement order. On occasion the Company's services are provided on the basis of a flat consulting fee.




PAGE-3-




USA Telcom has commenced revenue-producing operations. In the year ended December 31, 2002, the Company generated net income of $89,711 on revenue of $134,664. The Company generated revenues of $44,179 and $19,975, for the fiscal years ended December 31, 2001 and 2000, respectively, resulting in a net loss of $7,067 for fiscal year 2001 and a net loss of $76,059 for fiscal year 2000.

The Company maintains its corporate office at 6655 W. Sahara, Suite 200, Las Vegas, NV 89146 8911, (Telephone: (702) 524-4149).
The Company also maintains an office at 1601 Dove Street Suite 115, Newport beach California, 92660 (Telephone: (949) 955-2971/
Facsimile: (949) 955-2973).

B.   Business of Issuer

(1)  Principal Products and Services and Principal Markets

The  Company  plans  to function primarily in an  agency  capacity facilitating the introduction of parties engaged in the purchase and sales of goods and services and the consummation of such transactions. The Company has targeted the Country of Vietnam as its primary market. It has developed significant marketing contacts with local, indigenous consulting firms and informal relationships with officials representing various Vietnamese government ministries. Through such contacts, the Company participates in a bidding process for the sale of goods to Vietnamese government ministries or local government agencies.

USA Telcom may respond to a newspaper ad placed by a government agency soliciting project or equipment bids. The Company employs its knowledge of the market to identify suitable suppliers for a particular bid. Then the Company obtains information about available trade terms from the target supplier and submits a bid on supplier's behalf on a competitive basis. Once the Company has secured an agreement to procure goods on behalf of purchasers, it acts as an agent on behalf of these purchasers in the United States to locate, negotiate and purchase the requested goods.

USA Telcom's typical agreements address specific projects and are short-term in nature. Typically, USA Telcom signs an agreement with a Vietnamese counterpart for (a) one-time intermediary services as relates to procurement of specific equipment or (b) a specific consulting project. Typically USA Telcom charges a fee calculated as a percentage of the value of the export/import contract, to which the Company's services apply. Sometimes USA Telcom charges a flat consulting fee for information and document preparation advice. The payment to USA Telcom is due typically when USA Telcom has performed the services.

The Company does not currently acquire, manufacture, or ship any goods. The Company simply acts as an agent in commercial transactions between Vietnamese purchasers and U.S. manufacturers. The Vietnamese purchaser contracts with the Company to procure specific U.S. goods. The Company then identifies potential suppliers or manufacturers (generally located in the United States) of the specified goods and facilitates the consummation of the sale. Once the U.S. manufacturer is paid by Vietnamese purchaser usually through letters of credit, wire transfers or cash payments, the goods are shipped directly by the U.S. manufacturer to the Vietnamese purchaser via freight forwarder. The Vietnamese buyer will receive shipment of the ordered goods by ocean freight, airfreight, federal express, or similar shipping method. Generally, the freight forwarder prepares all required export documents and obtains insurance for the shipment. The Company's customers are typically responsible for all customs, clearance procedures, and duties and/or taxation of all goods delivered to and within Vietnam.

The Company has established relationships with Vietnamese Government authorities responsible for the procurement of goods in their effort to accomplish the objectives of the Ministry or Agency at issue. The Company likewise seeks similar relationships with private enterprises. While initial transactions involved certain security equipment sought by police enforcement agencies, the Company has not opted to specialize in any given set or sector of goods. Rather, the Company identifies a demand for certain goods and seeks to provide such goods in an optimal and expeditious fashion on behalf of its customers.




PAGE-4-




The Company has acted as an intermediary in transactions involving exports of security equipment to a Vietnamese entity affiliated with the Ministry of Police. Such equipment included the following: x-ray letter and package screening equipment, drug detection equipment, narcotic trace detection equipment and various other products related to general law enforcement. Such equipment may in the future include digital wireless emergency communications systems, digital wireless local loop systems, wireless television transmitting stations, miniature transmitter locating devices, receiving systems, night vision devices, security surveillance systems, audio recording devices, x-ray equipment, handheld radar guns, and fixed-line telecommunications monitoring devices given due authorization from U.S. and Vietnamese regulatory authorities.

(2)  Distribution Methods of the Products or Services

The Company currently does not acquire, manufacture or distribute any goods. The Company acts as an agent in commercial transactions between Vietnamese purchasers and U.S. manufacturers. The Vietnamese purchaser contracts with the Company to procure specific U.S. goods. The Company then identifies potential suppliers or manufacturers (generally located in the United States) of the specified goods and facilitates the consummation of the sale. Once the U.S. manufacturer is paid by Vietnamese purchaser usually through letters of credit, wire transfers or cash payments, the goods are shipped directly by the U.S. manufacturer to the Vietnamese purchaser via freight forwarder. The Vietnamese buyer will receive shipment of the ordered goods by ocean freight, airfreight, federal express, or similar shipping method. Generally, the freight forwarder prepares all required export documents and obtains insurance for the shipment. The Company's customers are typically responsible for all customs, clearance procedures, and duties and/or taxation of all goods delivered to and within Vietnam.

(3)  Status of Any Announced New Product or Service

There is no change in status of services previously disclosed by USA Telcom in SEC filings.

(4)   Competitive Business Conditions and the Issuer's Competitive
Position

The Company is an intermediary service provider assisting its customers in procuring consumer and industrial goods from overseas. The Company faces significant competition from manufacturers and suppliers with a physical presence in Vietnam marketing their products directly. Many of these competitors are substantially larger and have substantially greater financial resources than the Company. Likewise, major manufacturers and suppliers often engage the services of distributors located in target markets including cities throughout Vietnam. The distributors often are staffed by local Vietnamese fluent in the language, customs and culture of the country. Often such relationships provide these distributors with exclusivity in the representation of products in the target country. These direct manufacturers/suppliers and distributors aggressively compete for the market share in their given segments. Likewise, such local distributors seek to secure exclusive licensing rights for the distribution of new product not presently available in the target market. The Company endeavors to secure similar rights as an agent working on behalf of purchasers and likewise anticipates securing distributions rights from manufacturers and suppliers of goods produced or otherwise originating in the United States. However, the substantial competition faced by the Company grows significantly as Vietnam continues to grow its economy and demand for international goods increases. This may have a significant impact on the Company's ability to compete effectively and derive revenue. Notwithstanding these uncertainties, the Company believes that its efforts in establishing relationships in the public and private sector of Vietnam's growing economy will enhance its ability to compete successfully. However, in nurturing business relationships in Vietnam, USA Telcom is counting primarily on the reputation, experience, and contacts of its president, Mr. Allen Jones. There appear to be no significant barriers to enter the U.S.-Vietnamese trade consulting business.




PAGE-5-




(5)  Raw Materials and Suppliers

The Company does not maintain or require raw materials. To date, the Company does not have any on-going material contracts with suppliers and does not anticipate entering into such agreements in the near future. Suppliers of goods are engaged on an as needed basis where our clients order goods directly. The Company acts in an agency capacity exclusively. Any agreements or contracts are between our clients and suppliers directly.

(6)  Customers

The Company does not foresee that its business in the future will depend on one or a few major customers. Since inception, USA Telcom has targeted as customers various Vietnamese government agencies and their subsidiaries. None of the past or anticipated contracts are long-term in nature. To date, the Company has consummated seven transactions pursuant to agreements with a single Vietnamese government entity.

The Company aggressively seeks to secure additional contracts and new clients. USA Telcom seeks its new customers via examination of invitations for bids in the local press in Vietnam. Additionally, USA Telcom plans to implement direct mail/contact techniques using a list of businesses licensed in Vietnam. We have obtained such a list from the Vietnamese Ministry of Trade. Currently USA Telcom does not advertise its services.

(7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

The Company currently does not have any patents, trademarks, franchises, concessions, royalty agreements, or labor contracts.

(8)  Government Approval of Principal Products or Services.

The  Company  acts  exclusively in  an  agency  capacity.   As  an
intermediary service provider, the Company is not directly affected by government regulation. Any government approval of products or services are secured by manufacturers and suppliers of the goods sold.

The U.S. Department of Commerce provides a list of goods, which require or do not require export licenses. Every time USA Telcom responds to an inquiry from a prospective Vietnamese customer, the Company contacts manufacturers as to the availability and type of export license required. Then USA Telcom confirms the license requirements via a direct contact with a Department of Commerce representative. However, it remains the responsibility of the seller to supply all required export documentation and export licenses.

(9) Effects of Existing or Probable Governmental Regulations

The Vietnamese government closely controls trade activities such as import and export, sale and purchase of goods through tariff and non-tariff measures. These non-tariff measures may include outright bans, quotas, licenses, stamps, and surcharges that are specified on an annual and ad hoc basis. Vietnam imposes export duties on selected goods. However, in recent years rates of import and export duties have been revised downward in keeping with the country's treaty and other international obligations a particularly as these issues related to the United States. The Company is potentially subject to regulatory uncertainty as regulations are potentially subject to change and as an indirect consequence, adversely affect the Company's capacity to conduct business.




PAGE-6-




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

(10) Research and Development Activities

As of the date of this Report, the Company has not incurred any research and development expenses and does not plan to incur any additional research or development expenses over the next twelve months. No research and development costs are or will be borne directly by customers.

(11) Impact of Environmental Laws

The Company currently does not anticipate that any environmental laws would have an affect on the business of the Company.

(12) Employees

The Company presently has no employees. The Company relies solely on the efforts of the President/CEO.

C.   Reports to Security Holders

(1)  Annual Reports

USA Telcom intends to deliver annual reports to security holders and the United States Securities and Exchange Commission on Form 10-KSB in accordance with the provisions of Section 12 of the Securities Exchange Act of 1934, as amended. Such annual reports will include audited financial statements.

(2)  Periodic Reports with the SEC

USA Telcom is a reporting issuer with the Securities and Exchange Commission. USA Telcom will continue to file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended as required to maintain the fully reporting status.

(3)  Availability of Filings

The public may read and copy any materials USA Telcom files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.




PAGE-7-




Item 2. Description of Property.

The Company's principal offices are located at 6655 W. Sahara, Suite 200, Las Vegas, NV 89146. Mr. Allen Jones, President, rents provides this office space and it at no expense to the Company. USA Telcom conducts U.S. business operations, meetings, and stockholder relation activities from this Nevada office.

The Company has access and use of an office in the office complex at 1601 Dove, Suite 115, Newport Beach, CA 92660. The size of the office is approximately 400 square feet. This facility is used for Board of Director Meetings and provides a modest office space and a conference room. Use of the office provided to the Company at no charge by the Company's Secretary and Treasurer, Mr. Browning, who rents the space.

The Company also uses a temporary office in Vietnam at 41 Ngo 40 Ta Quang Buu, Bach Khoa Hai Ba Trung, Ha Noi, Viet Nam. This office is part of a family residence of USA Telcom's president. The size of the office space is approximately 280 square feet. The office is equipped with a personal computer and other office equipment and furniture. USA Telcom uses this space for Vietnam business operations.

Item 3. Legal Proceedings.

As of the date of this Report, the Company is not and has not been a party to any pending legal proceeding involving any private party or federal, state, or local authority.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year 2002, no matter was submitted by this report or otherwise to a vote of security holders, through the solicitation of proxies or otherwise.


















PAGE-8-




                              PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The common stock of USA Telcom is quoted on the OTC Bulletin Board under the symbol "USTC." Public listing of the common stock commenced on August 30, 2002. Prior to that time, there was no public market for USA Telcom's common stock. The following table sets forth the high and the low bid quotations for the common stock as reported on the OTC Bulletin Boardr for the periods indicated. Such information reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                  Low Bid     High Bid
                                                -----------------------

Period from April 1, 2003 to April 14, 2003      $ 0.015       $ 0.15
Three months ended March 31, 2003                  0.01          0.15
Three months ended December 31, 2002               0.15          0.15
Three months ended September 30, 2002              n/a*          0.15

Holders

As of April 11, 2003, USA Telcom had approximately 4,250,000 shares of $0.001 par value common stock issued and outstanding held by approximately twenty-five (25) shareholders of record. USA Telcom's Transfer Agent is Shelley Godfrey, Pacific Stock Transfer Company, 500 East Warm Springs Road, Suite 240, Las Vegas, Nevada 89119, (702) 361-3033.

Dividends

USA Telcom has never declared or paid any cash dividends on its common stock. For the foreseeable future, USA Telcom intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including USA Telcom' financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

Recent Sales of Unregistered Securities.

On January 10, 1999, the Company issued 600,000 shares of its $.001 par value Common Stock (for $600 cash) to its officers as founders stock as follows:

* USA Telcom issued to Allen Jones 200,000 shares of the Common Stock of the Company and to Michael Browning 400,000 shares of the Common Stock of the Company.

On December 10, 1999, the Company effectuated a 2-for-1 stock split for all issued and outstanding shares of Common Stock of the Company issued and outstanding.

On December 10, 2000, the Company issued 1,800,000 shares of its $.001 par value Common Stock (for $92,536) to the president of the Company as follows:

* USA Telcom issued to Allen Jones 1,800,000 shares of the Common Stock of the Company.




PAGE-9-




All founders' shares were issued in accordance with Section 4(2) of the Securities Act of 1933.

On July 9, 2001, the State of Nevada issued a permit to USA Telcom to sell securities pursuant to registration by qualification in the state. The offering was exempt from federal registration pursuant to Regulation D, Rule 504 of the 1933 Securities and Exchange Act, as amended. On October 31, 2001, USA Telcom closed that offering, in which it sold a total of 1,250,000 shares of its $0.001 par value common stock at $0.05 per share for cash in the amount of $61,500 net of offering costs.

There have been no other issuances of common stock of the Company.

In connection with the offering pursuant to Regulation D, Rule 504, USA Telcom issued 125,000 warrants to NevWest Securities Corporation to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is $0.055 per share of common stock and substantially all warrants will expire on or before November 7, 2004. No warrants have been exercised as of the date of this report.

Item 6. Management's Discussion and Analysis or Plan of Operation.

This section must be read in conjunction with the Audited Financial Statements dated December 31, 2002 included in this Report.

Twelve Months Ended December 31, 2002 Compared to the Twelve Months Ended December 31, 2001

In the twelve months ended December 31, 2002, USA Telcom generated approximately $134,664 in revenues compared to approximately $44,179 in the twelve months ended December 31, 2001. USA Telcom attributes the increase in revenues to the expansion of planned operations.

The total operating expenses for the twelve months ended December 31, 2002 were approximately $46,922 as compared to approximately $52,197 for the twelve months ended December 31, 2001. The decrease resulted primarily from a decrease in startup general administrative expenses. During the fiscal 2001, USA Telcom was still devoting resources to the organization of its operations.
Such "startup" expenses as legal, accounting, consulting, investment banking, and filing fees have decreased as USA Telcom accomplished its organization objectives.

In the twelve months ended December 31, 2002, USA Telcom's operations resulted in a net income of approximately $89,711 as compared to a net loss of approximately $7,067 for the twelve months ended December 31, 2001. During the twelve months ended December 31, 2001, USA Telcom financed the net loss via the usage of donated capital of $24,607, the issuance of common stock in the amount of $61,250, a decrease in other assets of $120, and an increase in accumulated depreciation of $18 net of an increase in accounts receivable of $7,500, an increase in interest receivable of $871, a decrease in current liabilities of $338, an increase in investments of $500, and an increase in shareholder receivables of $30,667.

Liquidity and Capital Resources

At December 31, 2002, USA Telcom had current assets of $176,354 consisting entirely of cash. At December 31, 2001, USA Telcom had current assets of $55,864, consisting of $48,364 in cash and
$7,500 in accounts receivable. The increase in cash is attributable primarily to cash flow from operations and the repayment of a shareholder loan.




PAGE-10-




At December 31, 2002, USA Telcom had a working capital of $176,354, which USA Telcom believes is sufficient to continue operations for the next twelve months without significant increases in revenues or additional capital infusions. At December 31, 2001, USA Telcom had a working capital of $55,864.

Revenue and Cost Recognition

The Company recognizes revenue on an accrual basis as it invoices for finder's fees and consulting services. The Company only recognizes revenue as goods are shipped from a third-party vendor, and contractual terms are fulfilled. The Company does not acquire and resell the goods. The goods are sold and shipped directly from a third-party vendor and the Company receives a finder's fee from the transaction. No shipping or other costs of goods are recorded on the Company's financial statements as of December 31, 2002.

Typically payment for the Company's services is due and payable at the time services are rendered or procurement is completed.

The currency used by the Company's customers to pay for our services and the currency used by the Company to pay the majority of our expenses is the U.S. Dollar.




















PAGE-11-




Item 7. Financial Statements.






                     USA Telcom Internationale
                      (a Nevada Corporation)

                          Balance Sheets
                               as of
                    December 31, 2002 and 2001

                                and

                     Statements of Operations,
               Changes in Stockholders' Equity, and
                            Cash Flows
                        for the years ended
                    December 31, 2002 and 2001























PAGE-12-








                         TABLE OF CONTENTS



                                                   PAGE

           Independent Auditors' Report              1

           Balance Sheets                            2

           Statements of Operations                  3

           Statements of Changes in                  4
           Stockholders' Equity

           Statements of Cash Flows                  5

           Footnotes                                 6

























PAGE-13-




Beckstead and Watts, LLP
Certified Public Accountants
                                           3340 Wynn Road, Suite B
                                               Las Vegas, NV 89102
                                                      702.257.1984
                                                702.362.0540 (fax)

                   INDEPENDENT AUDITORS' REPORT

Board of Directors
USA Telcom Internationale
(a Nevada Corporation)

We have audited the Balance Sheets of USA Telcom Internationale (the "Company"), as of December 31, 2002, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of USA Telcom Internationale as of December 31, 2001, were audited by G. Brad Beckstead, CPA, sole practitioner, whose report dated June 12, 2002, and expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Telcom Internationale as of December 31, 2002, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

/s/ Beckstead and Watts, LLP
-----------------------------
April 15, 2003




PAGE-14-                            F1





                  USA Telcom Internationale, Inc.
                      (a Nevada Corporation)
                          Balance Sheets

                                              December 31,
                                      ------------------------------
                                          2002           2001
Assets                                ------------------------------

Current assets:
 Cash and equivalents                 $     176,354    $    48,364
 Accounts receivable                              -          7,500
                                      ------------------------------
   Total current assets                     176,354         55,864
                                      ------------------------------

Fixed assets, net                               741            482

Investments                                     500              -

Other assets                                  5,000          5,000
Shareholder loans                                 -         30,667
Interest receivable - shareholder                 -            871
                                      ------------------------------
                                      $     182,595    $    92,884
                                      ==============================
Liabilities and Stockholders' Equity

Current liabilities:                  $           -    $         -
                                      ------------------------------
Stockholders' equity:
 Common stock, $0.001 par value,
 25,000,000 shares
   authorized, 4,250,000 shares
  issued and
   outstanding as of 12/31/02 and
  12/31/01                                    4,250          4,250
 Additional paid-in capital                 174,743        174,743
 Retained earnings (deficit)                  3,602       (86,109)
                                      ------------------------------
                                            182,595         92,884
                                      ------------------------------
                                      $     182,595    $    92,884

  The accompanying notes are an integral part of these financial statements.





PAGE-15-                            F2




                  USA Telcom Internationale, Inc.
                      (a Nevada Corporation)
                     Statements of Operations

                                            For the years ended
                                                December 31,
                                          --------------------------
                                             2002         2001
                                          --------------------------
Revenue                                   $   134,664   $  44,179

Expenses:
 General and
administrative expenses                        45,326      52,179
 Depreciation                                   1,596          18
                                          --------------------------
  Total expenses                               46,922      52,197
                                          --------------------------
Other income (expense):
 Interest income                                3,381         951
 (Loss) on the sale of
fixed assets                                   (1,412)          -
  Total other income                      --------------------------
 (expense)                                      1,969         951

Net income (loss)                         $    89,711   $  (7,067)
                                          ==========================
Weighted average number
of
 common shares
outstanding - basic                         4,250,000   3,315,068
                                          ==========================
Net income (loss) per
share - basic                             $      0.02   $   (0.00)
                                          ==========================
Weighted average number
of
 common shares outstanding - fully
diluted                                     4,375,000   3,315,068
                                          ==========================
Net income (loss) per
share - fully diluted                     $      0.02   $   (0.00)
                                          ==========================

  The accompanying notes are an integral part of these financial statements.





PAGE-16-                            F3



                  USA Telcom Internationale, Inc.
                      (a Nevada Corporation)
           Statements of Changes in Stockholders' Equity

                                                  Additional  Retained     Total
                                 Common Stock      Paid-in    Earnings   Stockholders'
                               Shares    Amount    Capital   (Deficit)     Equity
                             ---------  --------  ---------  ---------  --------------

Balance, December 31, 1998           -  $      -  $       -  $       -  $        -

 Shares issued for cash      1,200,000       600          -          -         600

Net (loss) for the year
ended
 December 31, 1999                                              (2,983)     (2,983)
                             ---------  --------  ---------  ---------  --------------
Balance, December 31, 1999   1,200,000       600          -     (2,983)     (2,383)

 Shares issued for cash      1,800,000       900     91,636                 92,536


 2-for-1 forward split                     1,500     (1,500)                     -

Net (loss) for the year
ended
 December 31, 2000                                             (76,059)    (76,059)
                             ---------  --------  ---------  ---------  --------------

Balance, December 31, 2000   3,000,000     3,000     90,136    (79,042)     14,094

 Donated capital                                     24,607                 24,607

 Shares issued pursuant to   1,250,000     1,250     60,000                 61,250
 Rule 504 offering

Net (loss) for the year
ended
 December 31, 2001                                              (7,067)     (7,067)
                             ---------  --------  ---------  ---------  --------------
Balance, December 31, 2001   4,250,000     4,250    174,743    (86,109)     92,884


Net (loss) for the year
ended
 December 31, 2002                                               89,711      89,711
                             ---------  --------  ---------  ---------  --------------
Balance, December 31, 2002   4,250,000  $  4,250  $ 174,743   $   3,602  $  182,595
                             =========  ========  =========  ========== ==============

  The accompanying notes are an integral part of these financial statements.





PAGE-17-                            F4





                  USA Telcom Internationale, Inc.
                      (a Nevada Corporation)
                     Statements of Cash Flows

                                             For the year ended
                                                December 31,
                                          ----------------------------
                                             2002          2001
Cash flows from operating                 ------------  --------------
activities
Net income (loss)                         $   89,711    $   (7,067)
Depreciation                                   1,596            18
(Loss) on the sale of fixed assets             1,412             -
Proceeds from the sale of fixed
assets                                        11,450
Adjustments to reconcile net
income (loss) to
 net cash provided (used) by
 operating activities:
 Decrease (increase) in accounts
 receivable                                    7,500        (7,500)
 Decrease (increase) in interest
 receivable - shareholder                        871          (871)
 Decrease in other assets
                                                   -           120
 (Decrease) in current liabilities                 -          (338)
Net cash provided (used) by               ------------  --------------
operating activities                         112,540       (15,638)
                                          ------------  --------------
Cash flows from investing
activities
 Purchase of fixed assets                    (14,717)          (500)
 Increase in investments                        (500)             -
Net cash (used) by investing              ------------  --------------
activities                                   (15,217)          (500)
                                          ------------  --------------
Cash flows from financing
activities
 Donated capital                                   -         24,607
 Shareholder loans receivable                 30,667        (30,667)
 Issuance of common stock                          -         61,250
Net cash provided by financing            ------------  --------------
activities                                    30,667         55,190
                                          ------------  --------------
Net increase in cash                         127,990         39,052
Cash - beginning                              48,364          9,312
Cash - ending                             $  176,354     $   48,364
                                          ============  ==============
Supplemental disclosures:
 Interest paid                            $        -     $      280
                                          ============  ==============
 Income taxes paid                        $        -     $        -
                                          ============  ==============


  The accompanying notes are an integral part of these financial statements.






PAGE-18-                            F5




                     USA Telcom Internationale
                      (a Nevada Corporation)
                               Notes

Note 1 - Significant accounting policies and procedures

Organization
The Company was organized November 5, 1998 (Date of Inception) under the laws of the State of Nevada, as USA Telecom. The Company is authorized to issue 25,000,000 shares of $0.001 par value common stock.

On November 17, 1998, the Company amended its articles of incorporation to change its name to USA Telcom.

On   April   25,  2000,  the  Company  amended  its  articles   of
incorporation to change its name to USA Telcom Internationale.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Revenue recognition
The Company recognizes revenue on an accrual basis as it invoices for services.

Reporting on the costs of start-up activities
Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Earning (loss) per share
Basic earning (loss) per share is computed by dividing the net loss by the weighted average number of common shares outstanding available to common stockholders during the period. The basic weighted average number of common shares outstanding was 4,250,000 and 3,315,068 for the years ended December 31, 2002 and 2001, respectively. The fully diluted weighted average number of common shares outstanding was 4,375,000 and 3,315,068 for the years ended December 31, 2002 and 2001, respectively. The computation for loss per common share, assuming dilution, for the years ended December 31, 2001, was antidilutive, and therefore is not included. Outstanding warrants as of December 31, 2002 and 2001 totaled 125,000.

Advertising Costs
The Company expenses all costs of advertising as incurred. There were $58 and $0 in advertising costs included in selling, general and administrative expenses in 2002 and 2001, respectively.




PAGE-19-                            F6



                     USA Telcom Internationale
                      (a Nevada Corporation)
                               Notes

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002 and 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or are impaired. No such impairments have been identified by management at December 31, 2002 and 2001.

Segment reporting
The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends
The  Company has not yet adopted any policy regarding  payment  of
dividends.   No  dividends  have  been  paid  or  declared   since
inception.

Recent pronouncements
In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.




PAGE-20-                            F7




                     USA Telcom Internationale
                      (a Nevada Corporation)
                               Notes

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting
Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

Stock-Based Compensation
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

Year end
The Company has adopted December 31 as its fiscal year end.

Note 2 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Note 3 - Fixed assets

The Company purchased equipment in the amount of $857 and a vehicle for $13,860 during the year ended December 31, 2002. The vehicle was sold and the Company received $14,274 and recorded a loss on the sale of fixed assets in the amount of $1,415. Depreciation expense totaled $1,596 for the year ended December 31, 2002.




PAGE-21-                            F8




                     USA Telcom Internationale
                      (a Nevada Corporation)
                               Notes

Note 4 - Stockholder's equity

The Company is authorized to issue 25,000,000 shares of its $0.001 par value common stock.

All references to shares issued and outstanding reflect the 2-for-1 stock split effected December 2000.

The Company issued 1,200,000 shares of its $.001 par value common stock to its officers as founders stock issued for cash in the amount of $600.

The Company issued 1,800,000 shares of its $.001 par value common stock to its officers as founders stock issued for cash in the amount of $92,536.

An officer of the Company donated cash to the Company in the amount of $24,607.

The Company issued 1,250,000 shares of its $0.001 par value common stock for cash of $62,500 (net of $1,250 in offering costs) pursuant to a Rule 504 of the Securities and Exchange Commission Act of 1933 offering.

There have been no other issuances of common stock.

Note 5 - Warrants and options

On February 12, 2001, the Company issued 125,000 warrants to an investment banking firm to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is $0.055 per share of common stock and substantially all warrants will expire on or before November 7, 2004. During the year ended December 31, 2002 and 2001, no warrants have been exercised. The warrant has been determined to have no market value using the Black-Scholes option pricing model with a market value per common share of $0.05, a risk free rate of return of 8%, an exercise period of three years and a volatility of 30%.

Note 6 - Related party transactions

During  the  year  ended  December 31, 2001,  the  Company  loaned
$30,667 to a shareholder which has interest of 6% per annum. During the year ended December 31, 2002, the shareholder paid the entire balance of principal of $30,667 and accrued interest of $1,246.

Office  space  and  services  are provided  without  charge  by  a director and shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.








PAGE-22-                            F9




Item   8.  Changes  In  and  Disagreements  With  Accountants   on
Accounting and Financial Disclosure.

None.






































PAGE-23-




                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

A.   Directors, Executive Officers and Significant Employees

The names, ages, and positions of the Company's directors, executive officers, and significant employees, who held their positions as of December 31, 2002, were as follows:

     NAME            AGE       POSITION              POSITION STARTED
----------------------------------------------------------------------
Allen Jones           64     President,  CEO, and      November 1998
                             Director

Michael F. Browning*  68     Secretary, Treasurer,     November 1998
                             and Director

Ly Hoang*             57     Executive  VP,            November 2000
                             Business Development

Pat Lee*              44     VP                        November 2000

Chuong Hoang, Ph.D.*  55     VP & COO                  November 2000

Phi Nguyen*           41     VP, Public Relations      November 2000

Hien Nguyen, Ph.D.*   56     VP & CFO                  November 2000

Douglas Owen          61     Director                  March 2001

* Effective January 1, 2003, Messrs. Michael F. Browning, Ly Hoang, Pat Lee, Chuong Hoang, Phi Nguyen, and Hien Nguyen resigned from their respective positions. No director that has resigned from his position had any disagreement with USA Telcom on any matter relating to the Company's operations, policies or practices. No director has furnished USA Telcom with a letter describing any such disagreement and requested that the matter be disclosed. As of April 15, 2003, Mr. Allen Jones remains the only officer and director of the Company holding the positions of President, CEO, Secretary, and Treasurer.

Mr. Allen Jones, President, CEO and Director of the Company, founded USA Telcom in 1998. Prior to his involvement with USA Telcom, Mr. Jones acquired multiple years of experience working in advisory and intermediary capacity on projects in South Korea, Hong Kong, China, and Vietnam. From 1993 to 1998, Mr. Jones served as an advisor assisting Saigon Electronic & Manufacturing Corporation in the development of the telecommunications business of Saigon Postel in Vietnam. In 1998, Mr. Jones served as Executive Vice-President, Finance, for Harrison Digicom, a U.S. public company, overseeing the operations of subsidiaries Airtel in the U.S. and SGN ETMC in Vietnam. Airtel and SGN ETMC were engaged in telecommunication service development in Vietnam. Mr. Jones was instrumental to negotiations that resulted in the raise of US$5 million in expansion capital from a private European Financial Consortium. Mr. Jones also has been a contributor to Vietnam Humanitarian causes, assisting with a Vietnam Humanitarian Development Corporation setup and donating three forty-foot containers of used hospital equipment to Vietnam.




PAGE-24-




Mr. Michael F. Browning, Secretary, Treasurer, and Director of the Company, has thirty years of experience in financial analysis, consulting, commercial real estate management, and marketing. Mr. Browning dedicated most of his career to financial feasibility analysis, contract negotiations, marketing, financing, and development management for the real estate industry. From 1987 to 1993, Mr. Browning served as Vice President of Development at Bentall Development Co. From 1993 to present, Mr. Browning has been a partner with Uni-Med Realty Advisors. Mr. Browning holds a degree in Business Administration from University of Arizona, Tucson.

Mr. Ly Hoang, Executive Vice-President Business Development, VN, has developed telecom business relationships with the Vietnam Government, which include Vietnam Post and Telcom (VNPT), Saigon Post and Telcom (SGNPT), and Vietel. Mr. Ly holds a Master
Degree's   in  communication  with  specialization  in  television
systems and production.  Mr. Ly served as Chairman or Director  of
Harrison  Digicom  and  Airtel from  1997  to  1999.   Mr.  Ly  is
currently developing a high-tech complex in Ho Chi Minh city (HCMC-
SGN)   Vietnam  for  telecommunications  products,  services   and
marketing.

Mr. Pat Lee, Vice President, USA/VN, received his Ph.D. from the School of Engineering at the University of California, Irvine, in 1989 for integrated optics. Dr. Lee's publications include papers on multi-channel integrated electro-optic and acousto-optic devices for optical signal processing and communications. In 1990, Dr. Lee joined Meret Optical Communications, Inc. (an Amoco Company), where he headed the Advanced Technology Group to develop a high-speed optical transmitter using an integrated electro-optic device for application in telecommunication transmission systems. Mr. Lee was Vice-President, Director of Harrison Digicom and Airtel from 1997 to 1999. Currently he is a telecom consulting engineer to Viet PC, Vietnam.

Mr.  Chuong  Hoang,  Ph.D.,  Vice President  and  Chief  Operating
Officer (CFO) VN, has over 30 years of executive level and engineering experience in the Vietnamese telecommunications industry, especially in data networking and Internet business applications. Most recently, Dr. Hoang was the President and CEO of International Telcom Corporation. From 1985 to 1995, Dr. Hoang served as a Vice President for Vietnam Data Communications (VDC) and the President of a VDC branch in South Vietnam. Dr. Hoang joined VIETPC Vietnam in June of 1997 as the General Manager of Planning and served on the Board of Directors. Dr. Hoang holds a Ph.D. in Engineering.

Ms. Phi Nguyen, Vice President, Public Relations USA/VN, received her Bachelor's of Science in Electrical Engineering from the University of Southern California in 1984. After that, Ms. Nguyen joined Hughes Aircraft Company, Radar Systems Group. Ms. Nguyen is a founder of Radecad Link, Inc. She is currently involved in the coordination of several infrastructure development projects in Vietnam.

Mr. Hein Nguyen, Ph.D., Vice President and Chief Financial Officer
(VN), hold a Ph.D. in Business Administration. He currently teaches Stock Market and Banking in Ho Chi Mihn City. He is the author of a book on the stock market in Vietnam. He also serves as a consultant on the stock market to several VN licensed finance firms, public companies and VietPc in Vietnam.

Mr. Douglas Owen, Director, has more than twenty years of real estate development and marketing experience. Previously associated with the Stearns Company and Bentall Development Co., Mr. Owen is currently President of Uni-Med Realty Advisors. Mr. Owen advised multiple clients, including Marriot Hotel Corporation and Bank America, on real estate matters. Mr. Owens holds a degree in Business Administration and Marketing from the University of Utah.

Directors of the Company serve for a term of three years which has been renewed. Except for Mr. Jones, the officers of the Company are currently employed with other entities and businesses and may currently spend up to 10% of their time on activities in furtherance of the Company's business plan.

B.   Family Relationships

None.




PAGE-25-




C.    Involvement on Certain Material Legal Proceedings During the
Last Five Years

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations. No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities. No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Item 10. Executive Compensation.

A.   Remuneration of Directors, Executive Officers, and Significant Employees


                                    Annual Compensation
          (a)             (b)      (c)    (d)       (e)
  Name and Principal      Year   Salary  Bonus     Other
       Position                    ($)    ($)      Annual
                                                 Compensation ($)
----------------------  -------- ------  -----  -----------------
Allen Jones, President    2002      0      0         0
& CEO, Director           2001      0      0         0
                          2000      0      0         0

Michael F. Browning,      2002      0      0         0
Secretary & Treasurer,
Director                  2001      0      0         0
                          2000      0      0         0

Ly Hoang, Executive       2002      0      0         0
VP, Business
Development               2001      0      0         0
                          2000      0      0         0

Pat Lee, VP               2002      0      0         0
                          2001      0      0         0
                          2000      0      0         0

Chuong Hoang, Ph.D.,      2002      0      0         0
VP & COO                  2001      0      0         0
                          2000      0      0         0

Phi Nguyen, VP, Public    2002      0      0         0
Relations                 2001      0      0         0
                          2000      0      0         0

Hien Nguyen, Ph.D., VP    2002      0      0         0
& CFO                     2001      0      0         0
                          2000      0      0         0

Douglas Owen, Director    2002      0      0         0
                          2001      0      0         0
                          2000      0      0         0

As of the date of this Report, no salary has been paid to the Company's officers and directors. Officers and directors of the Company will not receive any compensation until the Company becomes profitable. The Board of Directors will determine the amount of their compensation, which will depend on the profitability of the Company. Mr. Jones, the President and CEO of the Company is the only individual whose primary employment is with the Company. He is presently financial self-sufficient so that he is in a position to forgo compensation from the Company at this time.

In the future, the Board of Directors may set annual bonuses based on profitability and performance of the Company.



PAGE-26-




B.   Employment Contracts

The Company has no employment agreements with any of its officers or directors.

Item  11.  Security  Ownership of Certain  Beneficial  Owners  and
Management.

A.     Security  Ownership  of  Certain  Beneficial   Owners   and
Management

The following table sets forth certain information as of December 31, 2002, with respect to the beneficial ownership of the Common Stock of the Company by (i) each director, (ii) each executive officer, (iii) the directors and officers of the Company as a group, (iv) and each person known by the Company to own beneficially more than five percent (5%) of the Common Stock. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Title of Class  Name of Beneficial Owner(1)   Number of   % of Class
                                              Shares
----------------------------------------------------------------------
Common Stock    Allen Jones, President,       2,200,000     51.77%
                Chief Executive Officer
                (CEO), and Director

Common Stock    Michael F. Browning,            800,000     18.83%
                Secretary, Treasurer, and
                Director
----------------------------------------------------------------------
Common Stock    Officers and Directors        3,000,000     70.60%
                as a Group

Footnotes:

(1). The address of officers and directors in the table is c/o USA Telcom Internationale, 6655 W. Sahara, Suite 200, Las Vegas, NV 89146 .

B.Change in Control

The Articles of Incorporation of the Company impose certain restrictions on the ability (a) to remove directors, (b) to call special meetings, and (c) to act by written consent. In particular,

* Any director may be removed from office only for cause and only by the affirmative majority vote of the shareholders.

* Special meeting may not be called by any person other than by a majority of the Board of Directors or by the Chairman of the Board or the President.

* Any action by written consent must have prior approval by a majority of the Directors.

These restrictions may delay, defer, or prevent a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.

During the year ended December 31, 2001, the Company loaned $30,667 to Allen Jones, an officer and director, at an interest of 6% per annum. During the year ended December 31, 2002, Allen Jones paid back the entire balance of principal of $30,667 and accrued interest of $1,246.

Office space and services are provided without charge by Allen Jones, an officer and director.




PAGE-27-




Item 13. Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-B

Exhibit           Name and/or Identification of Exhibit
 Number
-------------------------------------------------------------------------
   3     Articles of Incorporation & By-Laws
             a.   Articles of Incorporation of the Company filed
               November 5, 1998 and Amendments Thereto, previously filed with the SEC on July 11, 2002 as exhibits to the Registration Statement on form 10-SB, as amended.
             b.   By-Laws of the Company adopted November 5, 1998,
               previously filed with the SEC on July 11, 2002 as an exhibit to the Registration Statement on form 10-SB, as amended.

  99.    Additional Exhibits
         Certification Pursuant to Title 18, United States Code,
         Section 1350, as Adopted Pursuant to Section 906 Of The
         Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K

USA Telcom filed no Current Reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2002.

Item 14. Controls and Procedures.

Based on their most recent review, which was completed within ninety days of the filing of this report, the Company's Chief Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.











PAGE-28-




                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    USA Telcom Internationale
                 ---------------------------------
                          (Registrant)

              By: /s/ Allen Jones, President & CEO
                  ---------------
                         April 15, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature               Title                  Date
   -------------          ----------             ----------

  /s/ Allen Jones       President & CEO,       April 15, 2003
  ---------------          Director
    Allen Jones

  /s/ Allen Jones     Principal Financial      April 15, 2003
  ---------------           Officer,
    Allen Jones           Secretary &
                           Treasurer
























PAGE-29-




     Certification pursuant to the Sarbanes-Oxley Act of 2002

I, Allen Jones, President & CEO of USA Telcom Internationale, certify that:

1.    This  annual report fully complies with the requirements  of
    Section 13 or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of the registrant;

2.    I  have  reviewed this annual report on Form 10-KSB  of  USA
    Telcom Internationale;

3. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

4. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

5. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and
    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

6. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors [or persons performing the equivalent function]:
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

7. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     April 15, 2003

By:  /s/ Allen Jones
    ------------------
Allen Jones
President & Chief Executive Officer, Principal Financial Officer




-PAGE-