Form 10QSB
period 2003-03-31
USA TELCOM INTERNATIONALE
filed 2003-05-30
CIK 1096768

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB
(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION
                  13 OR 15(d) OF THE SECURITIES EXCHANGE
                  ACT OF 1934
For the quarterly period ended: March 31, 2003
Or
[  ]              TRANSITION REPORT PURSUANT TO SECTION
                  13 OR 15(d) OF THE SECURITIES EXCHANGE
                  ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-1096768

                    USA Telcom Internationale
               -----------------------------------
     (Exact name of registrant as specified in its charter)

            Nevada                          88-0408213
      ------------------               -------------------
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

   6655 W. Sahara, Suite 200
         Las Vegas, NV                         89146
 -----------------------------                ---------
(Address of principal executive              (Zip Code)
           offices)

                         (702) 524-4149
                     ----------------------
      (Registrant's telephone number, including area code)

                               N/A
                        -----------------
 (Former name, former address and former fiscal year, if changed since last report)

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

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                 DURING THE PRECEDING FIVE YEARS:
    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or
  15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                          Yes [ ] No [ ]

               APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                             4,250,000

                     USA TELCOM INTERNATIONALE


                         Table of Contents
                                                                     Page
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements                                         3

    Balance Sheet                                                      4

    Statements of Operations                                           5

    Statements of Cash Flows                                           6

    Notes                                                              7

  Item 2. Management's Discussion and Plan of Operation                8

  Item 3. Controls and Procedures                                      9


PART II - OTHER INFORMATION

  Item 6. Exhibits                                                     9


SIGNATURES                                                            10


CERTIFICATION                                                         10

                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, which are included in the Company's Registration Statement on Form 10-KSB previously filed with the Commission on April 21, 2003.

     The   accompanying  notes  are  an  integral  part  of   these
consolidated financial statements.

                     USA Telcom Internationale
                      (a Nevada Corporation)
                           Balance Sheet
                            (unaudited)

                                                        March 31,
                                                          2003
Assets                                               --------------

Current assets:
  Cash                                                     $389
                                                     --------------
                                                            389
                                                     --------------

Fixed assets, net                                           698

Other assets:
  Investments                                               500
  Security deposit                                        5,000
  Notes receivable                                      203,888
                                                     --------------
    Total other assets                                  209,388
                                                     --------------
                                                       $210,475
                                                     ==============
Liabilities and Stockholders' Equity

Current liabilities:
  Accrued expenses                                      $13,680
  Loan payable - related party                            1,650
                                                     --------------
    Total current liabilities                            15,330
                                                     --------------
Stockholders' equity:
  Common stock, $0.001 par value, 25,000,000
    shares authorized, 4,250,000 shares issued
    and outstanding                                       4,250

  Additional paid-in capital                            174,743
  Retained earnings                                      16,152
                                                     --------------
                                                        195,145
                                                     --------------
                                                       $210,475
                                                     ==============




  The accompanying notes are an integral part of these financial statements.

                     USA Telcom Internationale
                      (a Nevada Corporation)
                     Statements of Operations
                            (unaudited)

                                                        Three Months Ended
                                                              March 31,
                                                       -----------------------
                                                          2003         2002
                                                       -----------------------

Revenue                                                  $      -    $       -
                                                       -----------------------
Expenses:
  General and administrative expenses                      19,488       14,170
                                                       -----------------------
    Total expenses                                         19,488       14,170
                                                       -----------------------
Other income:
  Interest income                                          32,038        1,013
                                                       -----------------------
    Total other income                                     32,038        1,013
                                                       -----------------------

Net income (loss)                                         $12,550    $(13,157)
                                                       =======================
Weighted average number of
 common shares outstanding - basic and fully diluted    4,250,000    4,250,000
                                                       =======================
Net income (loss) per share - basic and fully diluted       $0.00      $(0.00)
                                                       =======================




  The accompanying notes are an integral part of these financial statements.

                     USA Telcom Internationale
                      (a Nevada Corporation)
                     Statements of Cash Flows
                            (unaudited)

                                                          Three months ended
                                                              March 31,
                                                           2003        2002
                                                         ---------------------
Cash flows from operating activities
  Net income (loss)                                       $12,550    $(13,157)
  Depreciation                                                 43           68
  Adjustments to reconcile net income (loss) to net
   cash (used) by operating activities:
    (Increase) in account receivable                            -      (4,500)
    (Increase) in interest receivable                           -      (1,764)
    (Increase) in loan receivable                        (203,888)           -
    Increase in accrued expenses                            13,680           -
                                                         ---------------------
  Net cash provided (used) by operating activities       (177,615)    (19,353)
                                                         ---------------------

Cash flows from financing activities
  Decrease (increase) in loan payable to a related party     1,650       (342)
                                                         ---------------------
Net cash provided (used) by financing activities             1,650       (342)
                                                         ---------------------

Net (decrease) in cash                                  (175,965)     (19,695)
Cash - beginning                                          176,354       55,864
                                                         ---------------------
Cash - ending                                            $    389    $  36,169
                                                         =====================
Supplemental information:
  Interest paid                                          $      -    $       -
                                                         =====================
  Income taxes paid                                      $      -    $       -
                                                         =====================



  The accompanying notes are an integral part of these financial statements.

                     USA Telcom Internationale
                      (a Nevada Corporation)
                               Notes

Note 1 - Basis of presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2002 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.
Results of operations for the interim periods are not indicative of annual results.

Note 2 - Notes receivable

On January 1, 2003, the Company executed an irrevocable loan agreement in which the borrower agrees to pay the total loan sum of $300,000 on or before December 30, 2003. This amount includes the principle of $171,850, and associated points, fees and interest. During the period ended March 31, 2003, a total income of $32,038 was accrued.

Note 3 - Related party transactions

During 2003, the president and CEO loaned a total of $1,650 to the Company.

The Company does not lease or rent any property. Office space and services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

       Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

     This Quarterly Report contains forward-looking statements about USA Telcom Internationale's business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, USTC's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand our customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

     Income and Loss

     The Company did not generate any revenues during the three month periods ended March 31, 2003 and 2002. The total operating expenses for the three months ended March 31, 2003 were approximately $19,488 as compared to approximately $14,170 for the three months ended March 31, 2002. Management of the Company believes that the increase resulted primarily from an increase in general administrative expenses related to ongoing expenses, as well as the assumption of a note receivable.

     During the period ended March 31, 2002, the Company realized $1,013 in interest income. During the first quarter of 2003, the Company recognized $32,038 of interest income received. The increase in interest income period-over-period is attributable to a loan agreement for an aggregate of $300,000, inclusive of points, fees and interest that the Company entered into on January 1, 2003. The total amount of the loan is due on or before December 31, 2003.

     In the three months ended March 31, 2003, USA Telcom's operations resulted in a net income of approximately $12,550 as compared to a net loss of approximately $13,157 for the three months ended March 31, 2002.

     Liquidity and Capital Resources

     At March 31, 2003, USA Telcom had cash in the amount of $389. At March 31, 2002, USA Telcom had cash in the amount of $36,169. The decrease in cash is attributable primarily to an increase of $203,888 in loans receivable. USA Telcom believes that cash on hand is not sufficient to continue operations for the next twelve months. If our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash. Notwithstanding this, there can be no assurance that we will be able to secure additional funds in the future to stay in business.

     The Company continues to act as an agent in commercial transactions involving Vietnamese purchasers and U.S. manufacturers. USA Telcom also is considering several real estate investments in Vietnam and is examining the possible establishment of a coconut processing facility in Vietnam.

                  Item 3. Controls and Procedures

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (who effectively serves as our Chief Financial Officer), of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.


                    PART II - OTHER INFORMATION

                         Item 6. Exhibits

Exhibit  Name and/or Identification of Exhibit
Number

  3     Articles of Incorporation & By-Laws

          a. Articles of Incorporation of the Company incorporated by reference herein filed as Exhibit 3(a) to Form 10SB12G filed on March 11, 2002
          b. By-Laws of the Company incorporated by reference herein filed as Exhibit 3(b) to Form 10SB12G filed on March 11, 2002

  99 Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. Section 1350)

                            SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    USA TELCOM INTERNATIONALE
                 -------------------------------
                          (Registrant)

By: /s/ Allen Jones
   ----------------------
Allen Jones, President

Date: May 29, 2003


                           CERTIFICATION

     I, Allen Jones, certify that:

  1.I have reviewed this quarterly report on Form 10-QSB of USA
     Telcom Internationale;

  2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact, or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial position, results of operations, and cash flows of the issuer as of, and for, the periods presented in this quarterly report.

  4.I am responsible for establishing and maintaining disclosure controls and procedures for the issuer and have:

     (i) Designed such disclosure controls and procedures to ensure that material information relating to the issuer is made known to me, particularly during the period in which the periodic reports are being prepared;
     (ii) Evaluated the effectiveness of the issuer's disclosure controls and procedures as of March 31, 2003; and
     (iii) Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

  5.I have disclosed, based on my most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

     (i) All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls (none were so noted); and
     (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls (none were so noted); and

  6.I have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 29, 2003

/s/ Allen Jones
-------------------
     President
     Chief Executive Officer
     Chief Financial Officer