Form 10QSB
period 2003-06-30
USA TELCOM INTERNATIONALE
filed 2003-08-20
CIK 1096768

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-1096768

                    USA Telcom Internationale
                 --------------------------------
     (Exact name of registrant as specified in its charter)

            Nevada                          88-0408213
        --------------                  -------------------
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

   6655 W. Sahara, Suite 200
         Las Vegas, NV                        89146
  ----------------------------               -------
(Address of principal executive             (Zip Code)
           offices)

                         (702) 524-4149
                      ----------------------
      (Registrant's telephone number, including area code)

                               N/A
                        ------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

                     USA Telcom Internationale
                      (a Nevada Corporation)
                           Balance Sheet
                            (unaudited)

                                                            June 30,
                                                             2003
Assets                                                  --------------

Current assets:
Cash                                                          $208
                                                        --------------
                                                               208
                                                        --------------

Fixed assets, net                                              655

Other assets:
Investments                                                    500
Security deposit                                             5,000
Notes receivable                                           235,925
                                                        --------------
Total other assets                                         236,425
                                                        --------------
                                                          $237,288
                                                        ==============
Liabilities and Stockholders' Equity

Current liabilities:
Accrued expenses                                            $9,680
Loan payable - related party                                22,507
                                                        --------------
Total current liabilities                                   32,187
                                                        --------------
Stockholders' equity:
Common stock, $0.001 par value, 25,000,000 shares
authorized, 4,250,000 shares issued and outstanding          4,250

Additional paid-in capital                                 174,743
Retained earnings                                           26,108
                                                        --------------
                                                           205,101
                                                        --------------

                                                          $237,288
                                                        ==============

  The accompanying notes are an integral part of these financial statements.

                     USA Telcom Internationale
                      (a Nevada Corporation)
                     Statements of Operations
                            (unaudited)

                                               Three Months Ended      Six Months Ended
                                                      June 30,               June 30,
                                                2003        2002       2003        2002
                                             ---------------------------------------------

Revenue                                            $-          $-         $-          $-
                                             ---------------------------------------------
Expenses:
General and administrative expenses            22,039      10,786     41,484      24,888
Depreciation                                       43         761         86         829
                                             ---------------------------------------------
Total expenses                                 22,082      11,547     41,570      25,717

Other income (expense):
Interest income                                32,038         923     64,076       1,936
Interest (expense)                                  -       (489)          -       (489)
                                             ---------------------------------------------
Total other income (expense)                   32,038         434     64,076       1,447
                                             ---------------------------------------------

Net income (loss)                              $9,956   $(11,113)    $22,506   $(24,270)
                                             =============================================
Weighted average number of
common shares outstanding - basic           4,250,000   4,250,000  4,250,000   4,250,000
and fully diluted                            =============================================

Net income (loss) per share - basic             $0.00     $(0.00)      $0.01     $(0.01)
and fully diluted                            =============================================





  The accompanying notes are an integral part of these financial statements.

                                -5-
                     USA Telcom Internationale
                      (a Nevada Corporation)
                     Statements of Cash Flows
                            (unaudited)

                                                      Six Months Ended
                                                         June 30,
                                                    2003           2002
                                                 --------------------------
Cash flows from operating activities
Net income (loss)                                  $22,506       $(24,270)
Depreciation                                            86            829
Adjustments to reconcile net income
(loss) to net
cash (used) by operating activities:
Decrease in account receivable                           -         (7,500)
Decrease in security deposit                         5,000              -
(Increase) in interest receivable                        -            (24)
Increase in accrued expenses                         9,680          4,728
                                                 --------------------------
Net cash provided (used) by operating               37,272        (11,237)
activities                                       --------------------------

Cash flows from investing activities
Purchase of fixed assets                                 -        (14,717)
(Increase) in loan receivable                     (235,925)             -
                                                 --------------------------
Net cash (used) by investing activities           (235,925)       (14,717)
                                                 --------------------------
Cash flows from financing activities
Increase in loan payable - related party            22,507            742
                                                 --------------------------
Net cash provided by financing activities           22,507            742
                                                 --------------------------

Net (decrease) in cash                            (176,146)       (25,212)
Cash - beginning                                   176,354         48,364
                                                 --------------------------
Cash - ending                                         $208        $23,152
                                                 ==========================
Supplemental information:
Interest paid                                          $ -           $ -
                                                 ==========================
Income taxes paid                                      $ -           $ -
                                                 ==========================




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

Note 2 - Notes receivable

On January 1, 2003, the Company executed an irrevocable loan agreement in which the borrower agrees to pay the total loan sum of $300,000 on or before December 30, 2003. This amount includes the principle of $171,850, and associated points, fees and interest. During the six month period ended June 30, 2003, total interest income of $64,076 was accrued.

Note 3 - Related party transactions

During the six months ended June 30, 2003, the president and CEO loaned a total of $22,507 to the Company. The loan is due upon demand and bears no interest.

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

Three Months Ended June 30, 2003 Compared to the Three Months Ended
June 30, 2002

     Income and Loss

     The Company did not generate any revenues during the three month periods ended June 30, 2003 and 2002. The total operating expenses for the three months ended June 30, 2003 were approximately $22,082 as compared to approximately $11,547 for the three months ended June 30, 2002. Management of the Company believes that the increase resulted primarily from increases in general administrative expenses related to ongoing operational expenses.

     During the period ended June 30, 2002, the Company realized $923 in interest income. During the second quarter of 2003, the Company recognized $32,038 of interest income received. The increase in interest income period-over-period is attributable to a loan agreement for an aggregate of $300,000, inclusive of points, fees and interest that the Company entered into on January 1, 2003. The total amount of the loan is due on or before December 31, 2003.

     In the three months ended June 30, 2003, USA Telcom's operations resulted in a net income of approximately $9,956 as compared to a net loss of approximately $11,113 for the three months ended June 30, 2002.

     Liquidity and Capital Resources

     At June 30, 2003, USA Telcom had cash in the amount of $208. At June 30, 2002, USA Telcom had cash in the amount of $23,152. The decrease in cash is attributable primarily to an increase of $235,925 in loans receivable. USA Telcom believes that cash on hand is not sufficient to continue operations for the next twelve months. If our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash. Notwithstanding this, there can be no assurance that we will be able to secure additional funds in the future to stay in business.

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

  31    Rule 13a-14(a)/15d-14(a) Certifications

  32    Certification under Section 906 of the Sarbanes-Oxley Act
        (18 U.S.C. Section 1350)

                            SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    USA TELCOM INTERNATIONALE
                  -------------------------------
                          (Registrant)

By: /s/ Allen Jones
   -------------------
Allen Jones, President

Date: August 20, 2003