Form 10QSB
period 2003-09-30
USA TELCOM INTERNATIONALE
filed 2003-12-02
CIK 1096768

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-QSB
(Mark One)
[X]                QUARTERLY REPORT PURSUANT TO SECTION 13
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                   1934

For the quarterly period ended: September 30, 2003

Or

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                   1934

For the transition period from ____________ to _____________

Commission File Number: 000-1096768

                    USA Telcom Internationale
               -----------------------------------
     (Exact name of registrant as specified in its charter)

            Nevada                          88-0408213
         -----------                    ------------------
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

   6655 W. Sahara, Suite 200                  89146
        Las Vegas, NV                        -------
 -----------------------------              (Zip Code)
(Address of principal executive
           offices)

                         (702) 524-4149
                    -------------------------
      (Registrant's telephone number, including area code)

                               N/A
                           -----------
 (Former name, former address and former fiscal year, if changed since last report)

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

                     USA TELCOM INTERNATIONALE


                         Table of Contents

                                                                   Page
PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements                                      3

     Balance Sheet                                                   4

     Statements of Operations                                        5

     Statements of Cash Flows                                        6

     Notes                                                           7

   Item 2. Management's Discussion and Plan of Operation             8

   Item 3. Controls and Procedures                                   9

PART II - OTHER INFORMATION

   Item 5. Other Information                                         9

   Item 6. Exhibits                                                  9

SIGNATURES                                                          10

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

                     USA Telcom Internationale
                      (a Nevada Corporation)
                           Balance Sheet
                            (unaudited)

                                                            September 30,
                                                                2003
Assets                                                     ---------------

Current assets:
  Cash                                                             $-
                                                           ---------------
                                                                    -
                                                           ---------------

Fixed assets, net                                                 612

Other assets:
  Investments                                                     500
  Notes receivable                                            267,963
                                                           ---------------
    Total other assets                                        268,463
                                                           ---------------

                                                             $269,075
                                                           ===============

Liabilities and Stockholders' Equity

Current liabilities:
  Checks issued in excess of available cash                        $1
  Accrued expenses                                              9,680
  Loan payable - related party                                 44,389
                                                           ---------------
    Total current liabilities                                  54,070
                                                           ---------------

Stockholders' equity:
  Common stock, $0.001 par value, 25,000,000 shares
    authorized, 4,250,000 shares issued and outstanding         4,250
  Additional paid-in capital                                  174,743
  Retained earnings                                            36,012
                                                           ---------------
                                                              215,005
                                                           ---------------

                                                             $269,075
                                                           ===============




  The accompanying notes are an integral part of these financial statements.

                     USA Telcom Internationale
                      (a Nevada Corporation)
                     Statements of Operations
                            (unaudited)

                                                              Three Months             Nine Months
                                                                  Ended                   Ended
                                                               September 30,           September 30,
                                                         -----------------------------------------------
                                                             2003        2002        2003        2002
                                                         -----------------------------------------------

Revenue                                                         $-      $8,600          $-      $8,600
                                                         -----------------------------------------------
Expenses:
  General and administrative expenses                       12,091      10,080      53,575      35,441
  Executive compensation - related party                    10,000           -      10,000           -
  Depreciation                                                  43         759         129       1,588
                                                         -----------------------------------------------
    Total expenses                                          22,134      10,839      63,704      37,029
                                                         -----------------------------------------------

Other income (expense):
  Interest income                                           32,038         459      96,114       2,395
  Interest (expense)                                             -         (83)          -        (572)
                                                         -----------------------------------------------
    Total other income (expense)                            32,038         376      96,114       1,823
                                                         -----------------------------------------------

Net income (loss)                                           $9,904     $(1,863)    $32,410    $(26,606)
                                                         ===============================================

Weighted average number of
  common shares outstanding - basic and fully diluted    4,250,000   4,250,000   4,250,000   4,250,000
                                                         ===============================================

Net income (loss) per share - basic and fully diluted        $0.00      $(0.00)      $0.01      $(0.01)
                                                         ===============================================







  The accompanying notes are an integral part of these financial statements.

                     USA Telcom Internationale
                      (a Nevada Corporation)
                     Statements of Cash Flows
                            (unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                           2003       2002
                                                        ---------------------

Cash flows from operating activities
  Net income (loss)                                      $32,410   $(26,606)
  Depreciation                                               129      1,588
  Adjustments to reconcile net income (loss) to net
   cash (used) by operating activities:
    Decrease in account receivable                             -      7,500
    Decrease in security deposit                           5,000          -
    Increase in accrued expenses                           9,680          -
                                                        ---------------------
Net cash provided (used) by operating activities          47,219    (17,518)
                                                        ---------------------

Cash flows from investing activities
  Purchase of fixed assets                                     -    (14,717)
  (Increase) in investments                                    -       (500)
  (Increase) in loan receivable                         (267,963)         -
  Decrease in interest receivable                              -        523
                                                        ---------------------
Net cash (used) by investing activities                 (267,963)   (14,694)
                                                        ---------------------

Cash flows from financing activities
  Increase in loan payable - related party                44,389        742
  Increase in checks issued in excess of available cash        1          -
                                                        ---------------------
Net cash provided by financing activities                 44,390        742
                                                        ---------------------

Net (decrease) in cash                                  (176,354)   (31,470)
Cash - beginning                                         176,354     48,364
                                                        ---------------------
Cash - ending                                                 $-    $16,894
                                                        =====================
Supplemental information:
  Interest paid                                              $ -        $ -
                                                        =====================
  Income taxes paid                                          $ -        $ -
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

Note 2 - Notes receivable

On January 1, 2003, the Company executed an irrevocable loan agreement in which the borrower agrees to pay the total loan sum of $300,000 on or before December 30, 2003. This amount includes the principle of $171,850, and associated points, fees and interest.
During the nine month period ended September 30, 2003, total interest income of $85,434 was accrued.

Note 3 - Related party transactions

During the nine months ended September 30, 2003, the president and CEO loaned a total of $44,389 to the Company. The loan is due upon demand and bears no interest.

During the nine months ended September 30, 2003, the president and CEO was paid $10,000 in executive compensation.

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

Note 4 - Subsequent events

On November 5, 2003, the Company signed an agreement with a private company to commence negotiations regarding a possible reverse merger with the Company.

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

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

     Income and Loss

     The Company did not generate any revenues during the three month period ended September 30, 2003. During the same period in 2002, the Company generated $8,600 in revenues from operations.

     The total operating expenses for the three months ended September 30, 2003 were approximately $22,134 as compared to approximately $10,839 for the three months ended September 30, 2002. Management of the Company believes that the increase resulted primarily from increases in general administrative expenses related to ongoing operational expenses and as the result of compensation paid to an officer of the Company.

     During the period ended September 30, 2003, the Company realized $32,038 in total other income consisting solely of interest income. During the third quarter of 2002, the Company recognized $459 of interest income and $83 of interest expense for aggregate other income of $376. The increase in interest income period-over-period is attributable to a loan agreement for an aggregate of $300,000, inclusive of points, fees and interest that the Company entered into on January 1, 2003. The total amount of the loan is due on or before December 31, 2003.

     In the three months ended September 30, 2003, USA Telcom's operations resulted in net income of approximately $9,904 as compared to a net loss of approximately $1,863 for the three months ended September 30, 2002.

     Liquidity and Capital Resources

     At September 30, 2003, USA Telcom had no cash or cash equivalents. At September 30, 2002, USA Telcom had cash in the amount of $16,894. The decrease in cash is attributable primarily to an increase of $267,963 in loans receivable. USA Telcom believes that cash on hand is not sufficient to continue operations for the next twelve months. If our costs of operations increase unexpectedly, we may need to raise additional capital by issuing equity or debt securities in exchange for cash. The President and CEO of the Company has loaned a total of $44,389 to the Company during the year to date to provide capital to fund the Company's operations. There are no commitments for the President to continue to do so. There can be no assurance that we will be able to secure additional funds in the future to stay in business.

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

                    PART II - OTHER INFORMATION

                     Item 5. Other Information

     On  November  5,  2003,  the Company signed  a  memorandum  of
understanding   with   a   privately-held   company   to   commence
negotiations to effect a merger with USA TelCom.

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

                    USA TELCOM INTERNATIONALE
                   -----------------------------
                          (Registrant)

By: /s/ Allen Jones
   -------------------
Allen Jones, President

Date: December 2, 2003