Form 10KSB
period 2003-12-31
USA TELCOM INTERNATIONALE
filed 2004-03-19
CIK 1096768

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Fiscal Year Ended December 31, 2003

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the Transition Period from __________ to ________________

Commission File Number 000-49672


                   USA TELCOM INTERNATIONALE
               ----------------------------------
         (Name of small business issuer in its charter)

            Nevada                           88-0408213
       ----------------                   -----------------
(State or other jurisdiction of    (I.R.S. employer identification
incorporation or organization)                 number)

  2620 S. Maryland Parkway, Suite 14
       Las Vegas, Nevada                        89109
 ------------------------------------         --------
   (Address of principal executive            (Zip code)
             offices)

Issuer's telephone number: (702) 524-4149

Securities Registered Pursuant to Section 12(b) of the Act: NONE

   Title of each class     Name of each exchange on which registered

 -----------------------   -----------------------------------------

 -----------------------   -----------------------------------------


Securities Registered Pursuant to Section 12(g) of the Act:

                             COMMON
                          ------------
                        (Title of class)

                          ------------
                        (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for its most recent fiscal year was $0.

The  Company's  common  stock is listed on  the  Over-the-Counter
Bulletin  Board  under  the  stock  ticker  symbol  "USTC."   The
aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 18, 2004 was $112,500.

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2003 was 4,250,000.

               DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g.,
Part  I,  Part II, etc.) into which the document is incorporated:
(1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]


PART I                                                                     3

 ITEM 1.  BUSINESS.                                                        3

 ITEM 2.  DESCRIPTION OF PROPERTY                                          7

 ITEM 3.  LEGAL PROCEEDINGS                                                7

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              7

PART II                                                                    7

 ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         7

 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        9

 ITEM 7.  FINANCIAL STATEMENTS                                            10

 ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE                             23

PART III                                                                  23

 ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT               23

 ITEM 10.  EXECUTIVE COMPENSATION                                         24

 ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS  25

 ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 25

 ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                               26

 ITEM 14.  CONTROLS AND PROCEDURES                                        26

SIGNATURES                                                                27

                   FORWARD LOOKING STATEMENTS

     This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, USTC's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, acceptance of our services, our ability to expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

                             PART I

ITEM 1.  BUSINESS.

Business Development

     We were organized under the name USA Telecom by the filing of the Articles of Incorporation with the Secretary of State in the State of Nevada on November 5, 1998 (NV #25940-98). The name of the Company was subsequently changed to USA Telcom on November 17, 1998 and to USA Telcom Internationale on April 25, 2000 by filing Amended Articles of Incorporation with the Secretary of State in the State of Nevada. Our Articles of Incorporation authorized the issuance of 25,000,000 shares of $0.001 par value Common Stock and no shares of Preferred Stock. As of April 11, 2003, we had approximately 4,250,000 shares of Common Stock issued and outstanding held by approximately 25 shareholders of record.

     Our primary business objective is to establish ourselves as an intermediary serving Vietnamese individuals and/or entities seeking to acquire goods and services from the United States and other locales and providers of such goods and services. USA Telcom is a service company and its primary asset is the long-standing relationships cultivated by our President and CEO Mr. Allen Jones in Vietnam. The focus is on general trade and commerce with Vietnam. We expect to continue to generate revenue primarily by engaging as an intermediary in exporting and importing of industrial and consumer goods to and from Vietnam. As of the date of this report, we have been engaged in providing these intermediary services and have successfully consummated several transactions. We further seek to promote economics, trade and investment activities between Vietnam and foreign organizations.

     Mr. Jones has been personally involved in business in Vietnam since 1993. During that time, Mr. Jones has built business contacts with individuals associated with Vietnamese government agencies and other entities engaged in international commerce. Those contacts eventually led to joint exploration of business opportunities. Over the course of the past 50 months Mr. Jones has visited Vietnam on over 20 separate occasions directly related to our efforts in developing new contacts and additional business.

     At the present time, we act as an agent in commercial transactions between Vietnamese purchasers and U.S. manufacturers. In particular, USA Telcom (a) identifies suitable (with respect to products, quantities and trade terms) U.S. suppliers for Vietnamese buyers, (b) facilitates communications between the parties, and (c) assists Vietnamese buyers with the preparation of letter of credit (L.C.) documentation and submitting of such to the seller for approval. After buyer and seller approval, the buyer's bank issues a L.C. directly to the seller. The goods transaction is completed based upon the L.C. terms and conditions.

     We do not acquire and resell goods, rather, it functions in an agency capacity. We participate in a bidding process for the purchase of goods by Vietnamese governmental agencies and associated entities and seek to extend our business so as to provide similar services to private enterprises throughout Vietnam. Once we are awarded a purchase contract, we act on behalf of Vietnamese purchasers in the United States to locate negotiate the purchase of requested goods. We generate revenue in the form of finder fees or sales commissions based upon a percentage of the overall procurement order. On occasion our services are provided on the basis of a flat consulting fee.

     USA Telcom has commenced revenue-producing operations. In the year ended December 31, 2003, we generated net income of $19,029 as a result of realizing other income of $126,850. We generated revenues of $134,664, for the fiscal year ended December 31, 2002, resulting in net income of $89,711.

     We maintain our corporate office at 2620 S. Maryland Parkway, Suite 14, Las Vegas, NV 89107, (Telephone: (702) 524-
4149). We also maintain an office at 1601 Dove Street Suite 205, Newport Beach California, 92660 (Telephone: (949) 955-2971/Facsimile: (949) 955-2973).
Business of Issuer

Principal Products and Principal Markets

     We plans to function primarily in an agency capacity facilitating the introduction of parties engaged in the purchase and sales of goods and services and the consummation of such transactions. We have targeted the country of Vietnam as our primary market. We have developed marketing contacts with local, indigenous consulting firms and informal relationships with officials representing various Vietnamese government ministries. Through such contacts, we participate in a bidding process for the sale of goods to Vietnamese government ministries or local government agencies.

     USA Telcom may respond to a newspaper ad placed by a government agency soliciting project or equipment bids. We employ our knowledge of the market to identify suitable suppliers for a particular bid. Then we obtain information about available trade terms from the target supplier and submit a bid on supplier's behalf on a competitive basis. Once we have secured an agreement to procure goods on behalf of purchasers, we act as an agent on behalf of these purchasers in the United States to locate, negotiate and purchase the requested goods.

     USA Telcom's typical agreements address specific projects and are short-term in nature. Typically, USA Telcom signs an agreement with a Vietnamese counterpart for (a) one-time intermediary services as relates to procurement of specific equipment or (b) a specific consulting project. Typically USA Telcom charges a fee calculated as a percentage of the value of the export/import contract, to which our services apply. Sometimes USA Telcom charges a flat consulting fee for information and document preparation advice. The payment to USA
Telcom is due typically when USA Telcom has performed the services.

     We do not currently acquire, manufacture or ship any goods. We simply act as an agent in commercial transactions between Vietnamese purchasers and U.S. manufacturers. The Vietnamese purchaser contracts with us to procure specific U.S. goods. We then identify potential suppliers or manufacturers (generally located in the United States) of the specified goods and
facilitates  the  consummation  of  the  sale.   Once  the   U.S.
manufacturer is paid by Vietnamese purchaser usually through letters of credit, wire transfers or cash payments, the goods are shipped directly by the U.S. manufacturer to the Vietnamese purchaser via freight forwarder. The Vietnamese buyer will receive shipment of the ordered goods by ocean freight, airfreight, federal express or similar shipping method. Generally, the freight forwarder prepares all required export documents and obtains insurance for the shipment. Our customers are typically responsible for all customs, clearance procedures, and duties and/or taxation of all goods delivered to and within Vietnam.

     We have established relationships with Vietnamese Government authorities responsible for the procurement of goods in their effort to accomplish the objectives of the Ministry or Agency at issue. We likewise seek similar relationships with private enterprises. While initial transactions involved certain security equipment sought by police enforcement agencies, we have not opted to specialize in any given set or sector of goods. Rather, we identify a demand for certain goods and seek to provide such goods in an optimal and expeditious fashion on behalf of our customers.

     We have acted as an intermediary in transactions involving exports of security equipment to a Vietnamese entity affiliated with the Ministry of Police. Such equipment included the following: x-ray letter and package screening equipment, drug detection equipment, narcotic trace detection equipment and various other products related to general law enforcement. Such equipment may in the future include digital wireless emergency communications systems, digital wireless local loop systems, wireless television transmitting stations, miniature transmitter locating devices, receiving systems, night vision devices, security surveillance systems, audio recording devices, x-ray equipment, handheld radar guns, and fixed-line telecommunications monitoring devices given due authorization from U.S. and Vietnamese regulatory authorities.
Distribution Methods of Our Products

     We do not acquire, manufacture or distribute any goods. We act as an agent in commercial transactions between Vietnamese purchasers and U.S. manufacturers. The Vietnamese purchaser contracts with us to procure specific U.S. goods. We then identify potential suppliers or manufacturers of the specified goods and facilitate the consummation of the sale. Once the U.S. manufacturer is paid by Vietnamese purchaser usually through letters of credit, wire transfers or cash payments, the goods are shipped directly by the U.S. manufacturer to the Vietnamese purchaser via freight forwarder. The Vietnamese buyer will receive shipment of the ordered goods by ocean freight, airfreight, federal express or similar shipping method. Generally, the freight forwarder prepares all required export documents and obtains insurance for the shipment. Our customers are typically responsible for all customs, clearance procedures, and duties and/or taxation of all goods delivered to and within Vietnam.

Competitive  Business  Conditions and  the  Issuer's  Competitive
Position

     We are an intermediary service provider assisting customers in procuring consumer and industrial goods from overseas. We face significant competition from manufacturers and suppliers with a physical presence in Vietnam marketing their products directly. Many of these competitors are substantially larger and have substantially greater financial resources than we do. Likewise, major manufacturers and suppliers often engage the services of distributors located in target markets including cities throughout Vietnam. The distributors often are staffed by local Vietnamese fluent in the language, customs and culture of the country. Often such relationships provide these distributors with exclusivity in the representation of products in the target country. These direct manufacturers/suppliers and distributors aggressively compete for the market share in their given segments. Likewise, such local distributors seek to secure exclusive licensing rights for the distribution of new product not presently available in the target market. We endeavor to secure similar rights as an agent working on behalf of purchasers and likewise anticipate securing distributions rights from manufacturers and suppliers of goods produced or otherwise originating in the United States. However, the substantial competition faced by us grows significantly as Vietnam continues to grow its economy and demand for international goods increases. This may have a significant impact on our ability to compete effectively and derive revenue. Notwithstanding these uncertainties, we believe that our efforts in establishing relationships in the public and private sector of Vietnam's growing economy will enhance our ability to compete successfully. However, in nurturing business relationships in Vietnam, USA Telcom is counting primarily on the reputation, experience, and contacts of its president, Mr. Allen Jones. There appear to be no significant barriers to enter the U.S.-Vietnamese trade consulting business.

Government Approval of Principal Products or Services

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

Effect of Existing or Probable Government Regulations

     The Vietnamese government closely controls trade activities such as import and export, sale and purchase of goods through tariff and non-tariff measures. These non-tariff measures may include outright bans, quotas, licenses, stamps and surcharges that are specified on an annual and ad hoc basis. Vietnam imposes export duties on selected goods. However, in recent years rates of import and export duties have been revised downward in keeping with the country's treaty and other international obligations a particularly as these issues related to the United States. The Company is potentially subject to regulatory uncertainty as regulations are potentially subject to change and as an indirect consequence, adversely affect the Company's capacity to conduct business.

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

Employees

     We do not have any employees. Instead, we presently rely on the efforts of our President, Allen Jones. We believe that our operations are currently on a small scale that is manageable by a one individual. We believe that the addition of employees is not required over the next 12 months.

Reports to Security Holders

Annual Reports

     We intend to deliver annual reports to security holders and the United States Securities and Exchange Commission on Form 10-KSB in accordance with the provisions of Section 12 of the Securities Exchange Act of 1934, as amended. Such annual reports will include audited financial statements.

Periodic Reports with the SEC

     As of the date of this annual report, we have filed all necessary periodic reports with the SEC, as required by law and regulations applicable to fully reporting companies.

Availability of Filings

     You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Risk Factors

We may not be able to compete against our larger competitors.

     We compete for business opportunities with trading companies of various sizes and, as the Vietnamese economy is opening up for foreign trade, we expect competition to increase. Increased competition may result in fewer opportunities and higher costs of growth. Significantly all of our competitors have greater financial, distribution, marketing and other resources and have achieved greater brand recognition than we have. As a result, some of these competitors may be able to devote greater resources to marketing and promotional activities or adopt more aggressive pricing policies than we may be able to. Increased competition in this manner may result in reduced operating margins or loss of market share.

Economic sanctions imposed on Vietnam by the United States could restrict our access to technology and limit its ability to conduct business.

     Regional conflicts in Southeast Asia could adversely affect the Vietnamese economy and cause our business to suffer. Southeast Asia has from time to time experienced instances of civil unrest and hostilities among neighboring countries. Events of this nature in the future could influence the Vietnamese economy and could have a material adverse effect on the market for our services. The government of Vietnam may change its regulation of our business. Any such change could decrease our revenues and/or increase our costs, which would adversely affect our operating results.

Our management is involved with other business activities, which could reduce the time they allocate to our operations.

     Our operations depend substantially on the skills and experience of Mr. Allen Jones, our President. Mr. Jones is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, one or more of these individuals may face a conflict in selecting between USTC and his other business interests. We have not formulated a policy for the resolution of such conflicts.

Certain  Nevada  corporation  law  provisions  could  prevent   a
potential takeover, which could adversely affect the market price of our common stock.

     We are incorporated in the State of Nevada. Certain provisions of Nevada corporation law could adversely affect the market price of our common stock. Because Nevada corporation law requires board approval of a transaction involving a change in our control, it would be more difficult for someone to acquire control of us. Nevada corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidate or candidates nominated by our board of directors. Our articles of incorporation and by-laws contain no similar provisions.

ITEM 2.  DESCRIPTION OF PROPERTY

Description of Property

     The Company's principal offices are located at 2620 S. Maryland Parkway, Suite 14, Las Vegas, NV 89107. Mr. Allen Jones, President, rents provides this office space and it at no expense to the Company. USA Telcom conducts U.S. business operations, meetings, and stockholder relation activities from this Nevada office.

     The Company has access and use of an office in the office complex at 1601 Dove, Suite 205, Newport Beach, CA 92660. The size of the office is approximately 400 square feet. This facility is used for Board of Director Meetings and provides a modest office space and a conference room. Use of the office provided to the Company at no charge by the Company's former Secretary and Treasurer, Mr. Browning, who rents the space.

     The   Company  also uses a temporary office  in  Vietnam  at
2Huynh Huu Bac W4 Tan Binh, HCMC. This office is part of a family residence of USA Telcom's president. The size of the office space is approximately 400 square feet. The office is equipped with a personal computer and other office equipment and furniture. USA Telcom uses this space for Vietnam business operations.

Investment Policies

     Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income. We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

     We are not currently involved in any legal proceedings nor do we have knowledge of any threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not hold a shareholders meeting in 2003, thus there was no vote of securities holders in 2003.

                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

     The Company's common stock is currently traded on the Over-the-Counter Bulletin Board under the stock ticker symbol "USTC." The following table sets forth the monthly high and low prices for the Company's common stock on the OTCBB(R) for each quarter of the last two fiscal years:

        Quarter Ended         High        Low
    ---------------------------------------------
     December 31, 2003       $0.25       $0.05
     September 30, 2003      $0.15       $0.05
     June 30, 2003           $0.20       $0.15
     March 31, 2003          $0.25       $0.15

     December 31, 2002       $0.25       $0.25

     OTCBB(R)  quotations of the Company's Common  Stock  reflect
inter-dealer  prices,  without  retail  mark-ups,  markdowns   or
commissions,   and   may   not   necessarily   represent   actual
transactions.

Holders

     As of March 15, 2004, USA Telcom had approximately 4,250,000 shares of $0.001 par value common stock issued and outstanding held by approximately 25 shareholders of record. USA Telcom's Transfer Agent is Shelley Godfrey, Pacific Stock Transfer Company, 500 East Warm Springs Road, Suite 240, Las Vegas, Nevada 89119, (702) 361-3033.
Dividends

     We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

Recent Sales of Unregistered Securities

     On January 10, 1999, we issued 600,000 shares of its $.001 par value Common Stock to our officers as founders stock as follows: USA Telcom issued to Allen Jones 200,000 shares of the Common Stock of the Company and to Michael Browning 400,000 shares of our Common Stock.

     On December 10, 1999, we effectuated a 2-for-1 stock split for all issued and outstanding shares of Common Stock issued and outstanding.

     On December 10, 2000, we issued 1,800,000 shares of its $.001 par value Common Stock to our president as follows: USA
Telcom  issued  to  Allen Jones 1,800,000 shares  of  the  Common
Stock.

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

     In connection with the offering pursuant to Regulation D, Rule 504, USA Telcom issued 125,000 warrants to NevWest Securities Corporation to purchase our $0.001 par value common stock on a one-for-one basis. The warrant exercise price is $0.055 per share of common stock and substantially all warrants will expire on or before November 7, 2004. No warrants have been exercised as of the date of this report.

     There have been no other issuances of common stock of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides the following information as of December 31, 2003, for equity compensation plans previously approved by security holders, as well as those not previously approved by security holders:

       1. The number of securities to be issued upon the exercise of outstanding options, warrants and rights;
       2. The weighted-average exercise price of the outstanding options, warrants and rights; and
       3. Other than securities to be issued upon the exercise of the outstanding options, warrants and rights, the number of securities remaining available for future issuance under the plan.

      Plan Category             Number of     Weighted    Number of
                                Securities    average     securities
                                  to be       exercise    remaining
                               issued upon    price of    available
                               exercise of  outstanding   for future
                               outstanding    options,     issuance
                                 options,     warrants
                                 warrants    and rights
                                and rights
                                   (a)          (b)          (c)
----------------------------------------------------------------------
Equity compensation plans           -            -            -
approved by security holders

Equity compensation plans           -            -            -
not approved by security
holders

Total                               -            -            -


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Forward Looking Statements

     Some of the statements contained in this Form 10-KSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-KSB, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

     1. Our ability to maintain, attract and integrate internal management, technical information and management information systems;

     2.   Our ability to generate customer demand for our products;

     3.   The intensity of competition; and

     4.   General economic conditions.

     All written and oral forward-looking statements made in connection with this Form 10-KSB that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Twelve  Months  Ended December 31, 2003 Compared  to  the  Twelve
Months Ended December 31, 2002

     In the twelve months ended December 31, 2003, we generated no revenues compared to approximately $134,664 in the twelve months ended December 31, 2002. The total operating expenses for the twelve months ended December 31, 2003 were approximately $103,159 as compared to approximately $46,922 for the twelve months ended December 31, 2002. The increase resulted primarily from an increase in administrative expenses and the cost of being a public reporting company. Such expenses include legal, accounting, consulting and filing fees.

     We also generated $128,150 in interest income during the year ended December 31, 2003, compared to $3,381 in the year ago period. In January 2003, we executed an irrevocable loan agreement in the amount of $300,000 to be due on or before December 31, 2003. This note receivable was not satisfied by the due date and the principal balance of $171,850 has since been extended to March 31, 2006 at an interest rate of 6% per annum. The accrued interest amount of $125,150 was extended to December 15, 2004.

     In the twelve months ended December 31, 2003, USA Telcom's operations resulted in net income of approximately $19,029 as compared to net income of approximately $89,711 for the twelve months ended December 31, 2002.

Liquidity and Capital Resources

     At December 31, 2003, USA Telcom had current assets of $615 consisting of cash in the amount of $115 and marketable securities of $500. At December 31, 2003, USA Telcom had current assets of $178,354, consisting of $176,354 in cash and $500 in marketable securities. The decrease in cash is attributable primarily to the issuance of a note receivable in the aggregate of $300,000, which consists of $171,850 in principal and $125,150 in accrued interest.

     We do not believe that our current assets are sufficient to continue operations for the next 12 months. Our president has verbally committed to provide us with capital to sustain limited operations. However, there can be no assurance that we will be able to enforce such verbal agreement or that our president will continue to be able to provide us with ongoing financing. We will be forced to seek additional sources of funds through sales of equity or debt securities. We cannot assure you that such financing will be available, or if available, will be on satisfactory terms. If we are unable to obtain sufficient financing, we will be forced to cease our operations.
Revenue and Cost Recognition

     We recognize revenue on an accrual basis as we invoice for finder's fees and consulting services. We only recognizes revenue as goods are shipped from a third-party vendor, and contractual terms are fulfilled. We do not acquire and resell the goods. The goods are sold and shipped directly from a third-party vendor and we receive a finder's fee from the transaction. No shipping or other costs of goods are recorded on our financial statements as of December 31, 2003.

     Typically payment for our services is due and payable at the time services are rendered or procurement is completed.

     The currency used by our customers to pay for our services and the currency used by us to pay the majority of our expenses is the U.S. Dollar.

ITEM 7.  FINANCIAL STATEMENTS

     The following documents (pages F-1 to F-8) form part of the report on the Financial Statements

                                                          PAGE

Independent Auditor's Report                              F-1
Balance Sheets                                            F-2
Statements of Operations                                  F-3
Statement of Stockholders' Equity                         F-4
Statements of Cash Flows                                  F-5
Footnotes                                                 F-6

                    USA TELCOM INTERNATIONALE
                     (A Nevada Corporation)

                         Balance Sheets
                              as of
                   December 31, 2003 and 2002

                               and

                    Statements of Operations,
                    Stockholders' Equity, and
                           Cash Flows
                       for the years ended
                   December 31, 2003 and 2002

                        TABLE OF CONTENTS




                                                           PAGE

Independent Auditors' Report                                1

Balance Sheets                                              2

Statements of Operations                                    3

Statement of Stockholders' Equity                           4

Statements of Cash Flows                                    5

Footnotes                                                   6

Beckstead and Watts, LLP
Certified Public Accountants
                                          3340 Wynn Road, Suite B
                                              Las Vegas, NV 89102
                                                     702.257.1984
                                               702.362.0540 (fax)

                  INDEPENDENT AUDITORS' REPORT


Board of Directors
USA TELCOM INTERNATIONALE
Las Vegas, NV

We have audited the Balance Sheets of USA Telcom Internationale (A Nevada Corporation), (the "Company"), as of December 31, 2003 and 2002, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Telcom Internationale as of December 31, 2003 and
2002, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.


/s/ Beckstead and Watts, LLP

March 16, 2004



                               -13- F-1





                 USA TELCOM INTERNATIONALE
                     (A Nevada Corporation)
                         Balance Sheets

                                                                 December 31,
                                                               2003       2002
                                                            ------------------
Assets

Current assets:
  Cash and equivalents                                          $115  $176,354
  Marketable securities                                          500       500
                                                            ------------------
    Total current assets                                         615   176,854
                                                            ------------------

Fixed assets, net                                                569       741

Note receivable                                              300,000         -

Other assets                                                       -     5,000
                                                            ------------------
                                                            $301,184  $182,595
                                                            ==================
Liabilities and Stockholders' Equity

Current liabilities:
  Accrued and other liabilities                             $ 15,508        $-
  Loan payable to shareholder                                 84,052         -
                                                            ------------------
    Total current liabilities                                 99,560         -
                                                            ------------------

Stockholders' equity:
  Common stock, $0.001 par value, 25,000,000 shares
   authorized, 4,250,000 shares issued and
   outstanding as of 12/31/03 and 12/31/02                     4,250     4,250
Additional paid in capital                                   174,743   174,743
Retained earnings                                             22,631     3,602
                                                            ------------------
                                                             201,624   182,595
                                                            ------------------

                                                            $301,184  $182,595
                                                            ==================



 The accompanying notes are an integral part of these financial statements.






                               -14- F-2





                 USA TELCOM INTERNATIONALE
                     (A Nevada Corporation)
                    Statements of Operations

                                                         For the years ended
                                                            December 31,
                                                          2003        2002
                                                        ---------------------

Revenue                                                       $-    $134,664
                                                        ---------------------
Expenses:
 General & administrative expenses                       102,987      45,326
 Depreciation                                                172       1,596
                                                        ---------------------
  Total expenses                                         103,159      46,922
                                                        ---------------------

Other income (expense):
 Interest income                                         128,150       3,381
 Other (expense)                                          (1,300)          -
 (Loss) on the sale of fixed assets                            -      (1,412)
                                                        ---------------------
  Total other income (expense)                           126,850       1,969
                                                        ---------------------

Income before provision for taxes                         23,691      89,711

  Provision for income taxes                              (4,662)          -
                                                        ---------------------
Net income                                               $19,029     $89,711
                                                        =====================
Weighted average number of
 common shares outstanding - basic and fully diluted   4,250,000   4,250,000
                                                        =====================

Net (loss) per share - basic and fully
 diluted                                                   $0.00       $0.02
                                                        =====================




 The accompanying notes are an integral part of these financial statements.





                               -15- F-3





                 USA TELCOM INTERNATIONALE
                     (A Nevada Corporation)
               Statement of Stockholders' Equity


                                                       Additional  Retained     Total
                                      Common Stock     Paid-in     Earnings     Stockholers'
                                     Shares    Amount  Capital     (Deficit)    Equity
                               --------------------------------------------------------------


Balance, December 31, 1998              -        $-        $-           $-           $-

Shares issued for cash          1,200,000       600         -            -          600

Net (loss) for the year ended
  December 31, 1999                                                 (2,983)      (2,983)
                               --------------------------------------------------------------

Balance, December 31, 1999      1,200,000       600          -      (2,983)      (2,383)

Shares issued for cash          1,800,000       900     91,636                   92,536

2-for-1 forward split                         1,500     (1,500)                       -

Net (loss) for the year ended
  December 31, 2000                                                (76,059)     (76,059)
                               --------------------------------------------------------------

Balance, December 31, 2000      3,000,000     3,000     90,136     (79,042)      14,094

Donated capital                                         24,607                   24,607

Shares issued pursuant to       1,250,000     1,250     60,000                   61,250
Rule 504 offering

Net (loss) for the year ended
  December 31, 2001                                                 (7,067)      (7,067)

                               --------------------------------------------------------------
Balance, December 31, 2001      4,250,000     4,250    174,743     (86,109)      92,884

Net (loss) for the year ended
  December 31, 2002                                                  89,711      89,711
                               --------------------------------------------------------------

Balance, December 31, 2002      4,250,000     4,250    174,743        3,602     182,595

Net (loss) for the year ended
  December 31, 2003                                                  19,029      19,029
                               --------------------------------------------------------------

Balance, December 31, 2003      4,250,000    $4,250   $174,743      $22,631    $201,624
                               ==============================================================




 The accompanying notes are an integral part of these financial statements.






                               -16- F-4





                 USA TELCOM INTERNATIONALE
                     (A Nevada Corporation)
                    Statements of Cash Flows

                                                   For the years ended
                                                       December 31,
                                                     2003         2002
                                                   ----------------------

Cash flows from operating activities
Net income                                          $19,029      $89,711
Depreciation                                            172        1,596
(Loss) on the sale of fixed assets                        -        1,412
Proceeds from the sale of fixed assets                    -       11,450
Adjustments to reconcile net income to
  cash provided (used) by operating activities:
   Decrease in accounts receivable                        -        7,500
   (Increase) in note receivable                   (300,000)           -
   Decrease in interest receivable - shareholder          -          871
   Decrease in other assets                           5,000            -
   Increase in accrued and other liabilities         15,508            -
                                                   ----------------------
Net cash provided (used) by operating activities   (260,291)     112,540
                                                   ----------------------

Cash flows from investing activities
  Purchase of fixed assets                                -      (14,717)
  Increase in investments                                 -         (500)
                                                   ----------------------
Net cash (used) by investing activities                   -      (15,217)
                                                   ----------------------
Cash flows from financing activities
  Donated capital                                         -            -
  Shareholder loans receivable                            -       30,667
  Shareholder loan payable                           84,052            -
                                                   ----------------------
Net cash provided by financing activities            84,052       30,667
                                                   ----------------------

Net increase (decrease) in cash                    (176,239)     127,990
Cash - beginning                                    176,354       48,364
                                                   ----------------------
Cash - ending                                          $115     $176,354
                                                   ======================

Supplemental disclosures:
  Interest paid                                          $-           $-
                                                   ======================
  Income taxes paid                                      $-           $-
                                                   ======================




 The accompanying notes are an integral part of these financial statements.





                               -17- F-5




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

Fixed assets
Fixed assets are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

               Office equipment                   5 years
               Vehicles                      3 to 5 years

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

Earning per share
Basic earning per share is computed by dividing the net income by the weighted average number of common shares outstanding available to common stockholders during the period. The basic weighted average number of common shares outstanding was
4,250,000 for the years ended December 31, 2003 and 2002. The fully diluted weighted average number of common shares outstanding was 4,375,000 for the years ended December 31, 2003 and 2002. The computation for earnings per common share, assuming dilution, for the year ended December 31, 2003, was antidilutive, and therefore is not included. Outstanding warrants as of December 31, 2003 and 2002 totaled 125,000.





                               -18- F-6




                    USA Telcom Internationale
                     (a Nevada Corporation)
                              Notes




Advertising Costs
The Company expenses all costs of advertising as incurred. There were $0 and $58 in advertising costs included in selling, general and administrative expenses in 2003 and 2002, respectively.

Concentration of Credit Risk
Financial instruments, which subject the Company to credit risk, consist primarily of trade accounts receivable. Concentration of credit risk with respect to trade accounts receivable are generally diversified due to the large number of entities comprising the Company's customer base and their geographic dispersion. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003 and 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or are impaired. No such impairments have been identified by management at December 31, 2003 and 2002.

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


                               -19- F-7




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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting
Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003 and the Company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. SFAS No. 150 did not have any impact on the Company's financial position or results of operations.

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

Year end
The Company has adopted December 31 as its fiscal year end.
Note 2 - Income taxes




                               -20- F-8




                    USA Telcom Internationale
                     (a Nevada Corporation)
                              Notes


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

The Company recorded a provision for income taxes of $4,662 and $0 for the years ended December 31, 2003 and 2002, respectively.

Note 3 - Note receivable

On January 1, 2003, the Company executed an irrevocable loan agreement in which the borrower agrees to pay the total loan sum of $300,000 on or before December 30, 2003. This amount includes the principle of $171,850, and associated points, fees and interest. During the year ended December 31, 2003, the Company recorded interest income totaling $128,150.

Note 4 - Fixed assets

During the year ended December 31, 2002, the Company purchased equipment in the amount of $857 and a vehicle for $13,860. The vehicle was sold and the Company received $10,950 and recorded a loss on the sale of fixed assets in the amount of $1,415. There were no purchases or sales of fixed assets during the year ended December 31, 2003.

Depreciation expense totaled $172 and $1,596 for the years  ended
December 31, 2003 and 2002, respectively.

Note 5 - Stockholders' equity

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




                               -21- F-9




                    USA Telcom Internationale
                     (a Nevada Corporation)
                              Notes




Note 6 - Warrants and options

On February 12, 2001, the Company issued 125,000 warrants to an investment banking firm to purchase the Company's $0.001 par value common stock on a one-for-one basis. The warrant exercise price is $0.055 per share of common stock and substantially all warrants will expire on or before November 7, 2004. During the years ended December 31, 2003 and 2002, no warrants have been exercised. The warrant has been determined to have no market value using the Black-Scholes option pricing model with a market value per common share of $0.05, a risk free rate of return of 8%, an exercise period of three years and a volatility of 30%.

Note 7 - Related party transactions

During the year ended December 31, 2003, a shareholder of the Company loaned the Company $84,052. The note is non-interest bearing and due on demand.

During the year ended December 31, 2003, the president and CEO was paid $10,000 in executive compensation.

Office space and services are provided without charge by a director and shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. A director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 8 - Mergers and acquisitions

On November 5, 2003, the Company signed an agreement with a private company to commence negotiations regarding a possible reverse merger with the Company. In 2004, both parties agreed to cancel all agreements regarding the reverse merger.

Note 9 - Subsequent events

On January 5, 2004, the Company has extended the note receivable.
The principle amount of $171,850 will be extended to March 31, 2006 at an interest rate of 6% per annum. The accrued interest amount of $128,150 was extended to December 15, 2004.





                               -22- F-10






ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None--Not Applicable

                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth certain information with respect to each of our executive officers or directors.

   NAME                POSITION
--------------------------------------------------
Allen Jones       President, CEO and Director

Douglas Owen      Director

Footnotes:

  (1) Directors hold office until the next annual stockholders' meeting to be held in 2004 or until a successor or successors are elected and appointed.

Directors, Executive Officers and Significant Employees

     Set forth below are summary descriptions containing the name of our directors and officers, all positions and offices held with us, the period during which such officer or director has served as such, and the business and educational experience of each during at least the last five years:

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

Board Committees

     We  currently have no compensation committee or other  board
committee   performing  equivalent  functions.   Currently,   all
members of our board of directors participate in discussions concerning executive officer compensation.

Involvement on Certain Material Legal Proceedings During the Last
Five Years

     No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.

     No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

     No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

     No  director,  officer  or  significant  employee  has  been
convicted   of  violating  a  federal  or  state  securities   or
commodities law.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial
Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2003 beneficial owners did not comply with Section 16(a) filing requirements applicable to them to the extent they filed all form required under Section 16(a) in February 2004 and had no trading activity in 2003.

ITEM 10.  EXECUTIVE COMPENSATION

Remuneration of Directors, Executive Officers and Significant
Employees

     We do not have employment agreements with our executive officers. We have yet to determine the appropriate terms needed for the creation of employment agreements for our officers. There has been no discussion with any of our officers regarding any potential terms of these agreements, nor have such terms been determined with any specificity. We plan to have these agreements completed by the beginning of the next year. We have no proposal, understanding or arrangement concerning accrued earnings to be paid in the future. In the meanwhile, none of our executive officers have been drawing salaries since they were appointed to their positions.
                         Summary Compensation Table

                        Annual                               Long-Term Compensation
                     Compensation
                    -------------------            ------------------------------------------
  Name and          Year  Salary  Bonus   Other    Restricted   Securities  LTIP     All
  Principal                               Annual   Stock        Underlying  Payouts  Other
  Position                                Compens  Awards       Options              Compens
                                          ation                                      ation
                           ($)     ($)     ($)      ($)           (#)        ($)      ($)




Allen Jones         2003  10,000    -       -        -             -          -        -
President           2002    -       -       -        -             -          -        -
                    2001    -       -       -        -             -          -        -
                    2000    -       -       -        -             -          -        -


Directors' Compensation

     We have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors of our company.

Stock Option Plan And Other Long-term Incentive Plan

     We currently do not have existing or proposed option/SAR grants.

ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY
HOLDERS

Security Ownership of Management and Certain Beneficial Owners

     The  following  table  sets forth as of  December  31,  2003 certain  information regarding the beneficial  ownership  of  our common stock by:

     1. Each person who is known us to be the beneficial owner of more than 5% of the common stock,

     2.   Each of our directors and executive officers and

     3.   All of our directors and executive officers as a group.

     Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. No change in control is currently being contemplated.

Title of     Name and Address                   Amount and        %  of
Class        of Beneficial Owner                Nature of         Class
                                                Beneficial
                                                Owner
-------------------------------------------------------------------------

Common     Allen Jones, President and            2,200,000        51.77%
Stock      Director(1)

           Officers and Directors as a Group     2,200,000        51.77%

Common     Michael F. Browning (2)                 400,000         9.41%
Stock

Footnotes:

  (1)  The address of officers and directors in the table is c/o
       USA TelCom Internationale, 2620 S. Maryland Parkway, Suite 14, Las Vegas, NV 89107.
  (2) Michael F. Browning, although he is no longer an officer or director of our Company, may be reached at 1601 Dove, Suite 205, Newport Beach, CA 92660.

Change in Control

     No arrangements exist that may result in a change of control of UBDF.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 2003, Allen Jones loaned us $84,052. The note is non-interest bearing and due on demand.

     During the year ended December 31, 2003, Allen Jones was paid $10,000 in executive compensation.

     Office space and services are provided without charge by a director and shareholder. Such costs are immaterial.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

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

  31    Rule 13a-14(a)/15d-14(a) Certifications

  32    Certification under Section 906 of the Sarbanes-Oxley Act
        (18 U.S.C. Section 1350)

ITEM 14.  CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and
procedures  are  effective  for  the  gathering,  analyzing   and
disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                           SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    USA Telcom Internationale

     Signature               Title                  Date
     ---------              -------                ------

  /s/ Allen Jones       Chief Executive        March 18, 2004
  ----------------        Officer and
    Allen Jones         Chief Financial
                            Officer