Form 10QSB
period 2004-03-31
USA TELCOM INTERNATIONALE
filed 2004-05-13
CIK 1096768

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004
                                    --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


                         Commission File No.: 000-49672


                            USA TELCOM INTERNATIONALE
             (Exact name of registrant as specified in its charter)


                  NEVADA                                         88-0408213
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                        Identification No.)


                       1549 N. LEROY STREET, SUITE D-1000
                                FENTON, MI 48430
                    (Address of principal executive offices)


                    Issuer's telephone number: (810) 714-2918

                               -------------------

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 10, 2004, 17,250,000 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes ___   No _X_

================================================================================

PART 1:           FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

                            USA TELCOM INTERNATIONALE
                             (A NEVADA CORPORATION)
                                  BALANCE SHEET
                                   (UNAUDITED)


                                                                       March 31,
                                                                         2004
                                                                      ---------
ASSETS

Current assets:
  Cash and equivalents                                                $ 105,566
  Prepaid expense                                                        36,000
                                                                      ---------
     Total current assets                                               141,566
                                                                      ---------

                                                                      $ 141,566
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:                                                  $      --
                                                                      ---------


Stockholders' equity:
   Common stock, $0.001 par value, 25,000,000 shares
     authorized, 17,250,000 shares issued and outstanding                17,250
   Additional paid-in capital                                           421,743
   Retained earnings                                                   (297,427)
                                                                      ---------
                                                                        141,566
                                                                      ---------

                                                                      $ 141,566
                                                                      =========


   The accompanying notes are an intregal part of these financial statements.

                            USA TELCOM INTERNATIONALE
                             (A NEVADA CORPORATION)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                               Three Months Ended
                                                                   March 31,
                                                          ----------------------------
                                                              2004             2003
                                                          -----------      -----------

Revenue                                                   $        --      $        --
                                                          -----------      -----------

Expenses:
  General and administrative expenses                          29,239           19,488
                                                          -----------      -----------
     Total expenses                                            29,239           19,488
                                                          -----------      -----------

Other income (expense):
  Interest income                                                  --           32,038
  Interest (expense)                                              (50)              --
  (Loss) on the sale of assets - related party               (290,769)              --
                                                          -----------      -----------
     Total other income (expense)                            (290,819)          32,038
                                                          -----------      -----------

Net income (loss)                                         $  (320,058)     $    12,550
                                                          ===========      ===========

Weighted average number of
  common shares outstanding - basic and fully diluted       6,127,778        4,250,000
                                                          ===========      ===========

Net income (loss) per share - basic and fully diluted     $     (0.05)     $      0.00
                                                          ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                            USA TELCOM INTERNATIONALE
                             (A NEVADA CORPORATION)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       Three Months Ended
                                                                            March 31,
                                                                    -----------------------
                                                                       2004          2003
                                                                    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                   $(320,058)    $  12,550
Adjustments to reconcile net income (loss) to net cash (used) by operating activities:
     Depreciation                                                          --            43
     Loss on the sale of assets - related party                       290,769            --

Changes in operating assets and liabilities:
     (Decrease) increase in accrued and other liabilities             (15,508)       13,680
                                                                    ---------     ---------
Net cash provided (used) by operating activities                      (44,797)       26,273
                                                                    ---------     ---------

CASH FLOWS FROM INVESTING  ACTIVITIES
  Proceeds from the sale of assets - related party                     10,300            --
  Cash outlay for note receivable                                          --      (203,888)
                                                                    ---------     ---------
Net cash provided (used) by investing activities                       10,300      (203,888)
                                                                    ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                            260,000            --
  Decrease (increase) in loan payable - related party                 (84,052)        1,650
                                                                    ---------     ---------
Net cash provided by financing activities                             175,948         1,650
                                                                    ---------     ---------

Net increase (decrease) in cash and equivalents                       141,451      (175,965)
  Cash and equivalents - beginning                                        115       176,354
                                                                    ---------     ---------
  Cash and equivalents - ending                                     $ 141,566     $     389
                                                                    =========     =========

Supplemental disclosures:
  Interest paid                                                     $      50     $      --
                                                                    =========     =========
  Income taxes paid                                                 $   5,828     $      --
                                                                    =========     =========


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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2003 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has had a change in control and has changed its business plan and it has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management plans to research possible acquisitions of various entities and an officer of the Company has agreed to loan the Company funds as needed to sustain business for a period of twelve months. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 3 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 25,000,000 shares of its $0.001 par value common stock.

On March 19, 2004, the Company issued a total of 13,000,000 shares of its $0.001 par value common stock in exchange for cash of $260,000 to an officer and director of the Company.

As of March 31, 2004, there have been no other issuances of common stock.

NOTE 4 - CONTRACTS AND AGREEMENTS

On March 19, 2004, the Company executed a consulting agreement for a period of nine months with the AMVI 1st Corporation (AMVI), a company owned and controlled by the Company's former officer and director. The total compensation of the contract is $141,516. The first payment of $36,000 was due upon execution of this agreement. The second payment of $36,000 is due April 1, 2004. The third payment of $36,000 is due July 1, 2004. The fourth payment of $33,516 is due October 1, 2004. During the three month period ended March 31, 2004, the Company paid $36,000 to AMVI and as of March 31, 2004 there is $36,000 in prepaid expense.

                            USA TELCOM INTERNATIONALE
                             (A NEVADA CORPORATION)
                                      NOTES


NOTE 5 - RELATED PARTY TRANSACTIONS

On March 23, 2004, the Company sold its assets totaling $301,069 to AMVI, a company owned and controlled by the Company's former officer and director, for cash of $10,300 to which this transaction is not considered an arm's length transaction since it is a related party transaction. The Company's assets consisted of marketable securities valued at $500, computer equipment valued at $569 and a note receivable of $300,000. Accordingly, the Company recorded a loss on the sale of assets of $290,769 on the accompanying statements of operations for the three months ended March 31, 2004.

The Company does not lease or rent any property. Office space and services are provided without charge by an officer and director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 2 - PLAN OF OPERATION.

         The following discussion and analysis should be read in conjunction with our unaudited consolidated condensed financial statements and related notes included in this report. This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as "may," "will," "should," "expects," "anticipates," "estimates," "believes," or "plans" or comparable terminology are forward-looking statements based on current expectations and assumptions.

         Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

         The following discussion and analysis should be read in conjunction with our unaudited condensed financial statements and related notes included in this report. This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as "may," "will," "should," "expects," "anticipates," "estimates," "believes," or "plans" or comparable terminology are forward-looking statements based on current expectations and assumptions.

         Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

GENERAL

         On March 19, 2004, USA Telcom Internationale issued 13,000,000 shares of common stock to Robert C. Simpson for a purchase price of $260,000.00. Dr. Simpson paid the purchase price for these shares from personal funds for these shares. The 13,000,000 shares constitute approximately seventy-five percent (75%) of the issued and outstanding shares of common stock of USA Telcom. Before this issuance, Mr. Allen Jones was the controlling stockholder of USA Telcom. After this acquisition, Dr. Simpson and George Peterman were appointed to the board of directors of USA Telcom, and Dr. Simpson was named its President, Chief Financial Officer, and Secretary.

         In connection with this change of control, USA Telcom has retained AMVI, a company controlled by Allen E. Jones, the former sole officer and director of USA Telcom, as a consultant. Under the terms of the consulting agreement, AMVI will receive a total of $141,516 from March 19, 2004 through October 1, 2004, payable in four installments.

         In addition, in connection with this change of control, USA Telcom sold the following assets to AMVI for $10,300: 5,000 shares of common stock of an unrelated corporation, certain computer equipment, and a note receivable in the principal amount of $300,000.

         Dr. Simpson acquired the shares from USA Telcom for investment purposes. In addition, USA Telcom intends to either commence operations or acquire another business with operations in which Dr. Simpson may have an equity interest. It is possible that, as a result of any acquisition of a business in which Dr. Simpson has an equity interest, USA Telcom may issue additional shares of capital stock to Dr. Simpson.

         USA Telcom moved its principal executive offices to the following address:

         USA Telcom Internationale
         1549 N. Leroy Street, Suite D-1000
         Fenton, MI 48430
         (810) 714-2978

         Before the change of control described above, USA Telcom acted as an agent in commercial transactions between Vietnamese purchasers and U.S. manufacturers. In particular, USA Telcom (a) identified suitable (with respect to products, quantities and trade terms) U.S. suppliers for Vietnamese buyers,
(b) facilitated communications between the parties, and (c) assisted Vietnamese buyers with the preparation of letters of credit (L.C.) documentation and submitting of such to the seller for approval. After buyer and seller approval, the buyer's bank would issue a L.C. directly to the seller. The goods transaction is completed based upon the L.C. terms and conditions.

         USA Telcom's new management has decided to terminate the Vietnamese commercial business and focus on opportunities within the United States. Management is currently evaluating various business opportunities, including operating opportunities, joint ventures, acquisitions or other business combinations. Some of the opportunities being evaluated are ones in which management has a current interest, and it is possible that, if USA Telcom pursues one of these opportunities, management may receive additional capital stock of USA Telcom in connection therewith.

         USA Telcom currently has limited working capital with which to satisfy its cash requirements, and it will require additional capital in order to conduct operations. USA Telcom anticipates that we will at least $250,000 in additional working capital in order to sustain operations for the next 12 months. This requirement may increase substantially, depending on the nature and capital requirements of the business opportunities it elects to pursue. In order to obtain the necessary working capital, USA Telcom intends to seek private equity financing in 2004. Such financing may not be available to USA Telcom, when and if needed, on acceptable terms or at all. In the event that USA Telcom is unable to obtain such financing, management may provide additional financing for USA Telcom.

         In the next twelve months, USA Telcom intends to hire from six to up to fifty employees, depending on the nature of the business opportunities it elects to pursue. USA Telcom may establish an equity compensation plan in order to attract and retain employees and to provide employees who make significant and extraordinary contributions to USA Telcom's long-term growth and performance with equity-based compensation incentives. USA Telcom may lease these employees from an employment leasing agency rather than hire the employees directly, and the employment leasing agency may be affiliated with our new management.

         USA intends to retain any future earnings to finance the expansion of its business and any necessary capital expenditures, and for general corporate purposes.

OFF BALANCE SHEET ARRANGEMENTS

         We do not have any off-balance sheet financing arrangements.

ITEM 3 - CONTROLS AND PROCEDURES

         Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the last ninety days and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to USA Telcom Internationale is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

         It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As a small organization, the effectiveness of our controls heavily depends on the direct involvement of our Chief Executive Officer and Chief Financial Officer.

PART II:  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None.

ITEM 2 - CHANGES IN SECURITIES

         (a) None.

         (b) None.

         (c) On March 19, 2004, USA Telcom Internationale issued 13,000,000 shares of common stock to Robert C. Simpson for a purchase price of $260,000.00. Dr. Simpson paid the purchase price for these shares from personal funds for these shares. The 13,000,000 shares constitute approximately seventy-five percent (75%) of the issued and outstanding shares of common stock of USA Telcom.

         (d) None.

         (e) None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

Item
 No.       Description                                            Method of Filing
----       -----------                                            ----------------

10.1       Stock Purchase Agreement by and among USA Telcom       Filed as an exhibit to a Current Report on Form
           Internationale, Inc. and the Purchaser dated as of     8-K filed on April 5, 2004, incorporated herein by
           March 19, 2004.                                        reference.

10.2       Consulting Agreement with AMVI                         Filed electronically herewith.

10.3       Asset Acquisition Agreement with AMVI                  Filed electronically herewith.

31.1       Certification of Robert C. Simpson pursuant to Rule    Filed electronically herewith.
           13a-14(a)

32.1       Chief Executive Officer and Chief Financial Officer    Filed electronically herewith.
           Certification pursuant to 18 U.S.C.ss.1350 adopted
           pursuant to Section 906 of the Sarbanes Oxley Act of
           2002


         (b) Reports on Form 8-K

             None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               USA Telcom Internationale


May 11, 2004                   /s/ Robert C. Simpson
                               -----------------------------------
                               Robert C. Simpson
                               Chairman of the Board of Directors,
                               President and Chief Financial Officer
                               (Principal Executive Officer, Principal Financial
                               Officer, and Principal Accounting Officer)