Form 10QSB
period 2004-06-30
ZannWell Inc
filed 2004-08-23
CIK 1096768

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2004


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to ___________

                         Commission File No.: 000-49672


                                  ZANNWELL INC.
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

                               -------------------

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 15, 2004, 86,750,000 shares of ZannWell's common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes |_|     No |X|

================================================================================

PART 1: FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

                                  ZANNWELL INC.
                      (FORMERLY USA TELCOM INTERNATIONALE)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004

ASSETS

Current Assets
     Cash and Equivalents                                             $  34,264
     Subscription receivable                                             60,000
                                                                      ---------
Total Assets                                                          $  94,264
                                                                      =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts Payable - Related Party                                 $ 150,000
     Notes Payable-Related Party                                         78,709
                                                                      ---------
Total Current Liabilities                                               228,709
                                                                      ---------

Stockholders' Deficit
     Preferred Stock, $.001 par value:
     Series A:  Authorized 20,000,000, none issued and outstanding         --
     Series B:  Authorized 10,000,000, none issued and outstanding         --
     Series C:  Authorized 20,000,000, none issued and outstanding         --
     Common Stock, $.001 par value:
     Authorized 900,000,000, 19,250,000 issued and outstanding           19,250
     Additional Paid-In Capital                                         519,743
     Retained Deficit                                                  (673,438)
                                                                      ---------
Total Stockholders' Deficit                                            (134,445)
                                                                      ---------

Total Liabilities and Stockholders' Deficit                           $  94,264
                                                                      =========

                                  ZANNWELL INC.
                      (FORMERLY USA TELCOM INTERNATIONALE)
                            STATEMENTS OF OPERATIONS

                                              THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                 2004            2003            2004            2003
                                             ------------    ------------    ------------    ------------
OPERATING EXPENSES
  General & Administrative                   $    376,011    $     22,039         405,250          41,484
  Depreciation                                         --              43              --              86
  Interest Income                                      --         (32,038)             --         (64,076)
  Interest Expense                                     --              --              50              --
  Loss on the Sale of Assets-Related Party             --              --         290,769              --
                                             ------------    ------------    ------------    ------------
NET INCOME (LOSS)                            $   (376,011)   $      9,956    $   (696,069)   $     22,506
                                             ============    ============    ============    ============

Basic and Diluted Net Income (Loss )
     Per Common Share                        $      (0.02)   $       0.00    $      (0.06)   $       0.01

Weighted Average Number of
     Shares Outstanding                        17,359,890       4,250,000      11,703,039       4,250,000

                                  ZANNWELL INC.
                      (FORMERLY USA TELCOM INTERNATIONALE)
                             STATEMENTS OF CASH FLOW

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                               2004         2003
                                                             ---------    ---------
Cash Flows From Operating Activities
     Net income (loss)                                       $(696,069)   $  22,506
  Adjustments to reconcile net income (loss) to net cash
  provided by (used) by operating activities:
     Depreciation                                                   --           86
     Loss on the Sale of Assets-Related Party                  290,769           --
     Stock Option Expense                                       40,000           --
Changes in Operating Assets and Liabilities:
     Security Deposits                                              --        5,000
     Accrued and Other Liabilities                             (15,508)       9,680
     Accounts Payable                                          150,000           --
                                                             ---------    ---------
Net cash provided by (used) in operating activities           (230,808)      37,272
                                                             ---------    ---------
Cash Flows From Investing Activities
     Cash Loaned for Note Receivable                                --     (235,925)
     Proceeds from the Sale of Assets                           10,300           --
                                                             ---------    ---------
       Net cash provided by (used) in investing activities      10,300     (235,925)
                                                             ---------    ---------

Cash Flows From Financing Activities
     Proceeds from the sale of Common Stock                    260,000           --
     Decrease (Increase) in loan payable-related party          (5,343)      22,507
                                                             ---------    ---------
       Net cash provided in financing activities               254,657       22,507
                                                             ---------    ---------

Net Change in Cash                                              34,149     (176,146)

Cash Beginning of Period                                           115      176,354
                                                             ---------    ---------

Cash End of Period                                           $  34,264    $     208
                                                             =========    =========
Supplemental disclosures:
     Interest paid                                           $      50    $      --
                                                             =========    =========

     Income taxes paid                                       $   5,828    $      --
                                                             =========    =========

                                  ZANNWELL INC.
                      (FORMERLY USA TELCOM INTERNATIONALE)
                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Basis of presentation

The accompanying unaudited interim financial statements of ZannWell Inc. ("ZannWell"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in ZannWell's latest annual report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2003, as reported in the 10-KSB, have been omitted.

Note 2 - Stock options

ZannWell accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Investments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services. Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable. ZannWell accounts for stock options and warrants issued to employees under the intrinsic value method. Under this method, ZannWell recognizes no compensation expense for stock options or warrants granted when the number of underlying shares is known and the exercise price of the option or warrant is greater than or equal to the fair market value of the stock on the date of grant.

In the second quarter of 2004, ZannWell granted 2,000,000 five-year options to employees with an exercise price of $.03 while the market price was $.05. The options vested immediately. There was $40,000 of intrinsic value associated with the grants and the fair value totaled $99,635.

The following table illustrates the effect on net loss and net loss per share if ZannWell had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                   Three Months Ended            Six Months Ended
                                                        June 30,                     June 30,
                                                  2004           2003           2004          2003
                                               -----------    -----------    -----------    -----------
Net loss as reported                           $  (376,011)   $     9,956    $  (696,069)   $    22,506
Add:   stock based compensation
       determined under
       intrinsic value-based
       method
                                                    40,000             --         40,000             --

Less:  stock based compensation
       determined under fair
       value-based method
                                                   (99,635)            --        (99,635)            --
                                               -----------    -----------    -----------    -----------

Pro forma net loss                             $  (435,646)   $     9,956    $  (755,704)   $    22,506
                                               ===========    ===========    ===========    ===========

Basic and diluted net loss per common share:
     As reported                               $      (.02)   $       .00    $      (.06)   $       .01
     Pro forma                                        (.03)           .00           (.06)           .01

The weighted average fair value of the stock options granted during 2004 and 2003 was $.05 and N/A, respectively. Variables used in the Black-Scholes option-pricing model include (1) 2.0% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is zero, and (4) zero expected dividends.

Note 3 - Stockholders' equity

On March 19, 2004, ZannWell issued a total of 13,000,000 shares of its $0.001 par value common stock in exchange for cash of $260,000 to the new majority stockholder of ZannWell.

On May 6, 2004, the board approved authorizing 50,000,000 shares of $.001 par preferred stock and increased the authorized shares of common stock from 25,000,000 to 900,000,000.

On June 25, 2004, employees exercised 2,000,000 options with an exercise price of $.03 through a cashless broker assisted program whereby ZannWell receives cash totaling the number of options multiplied by the exercise price and the employee and broker receive the difference between the market price and the exercise price. The employees' portion is additional compensation expense and the broker's portion is to cover fees associated with the transactions. As of June 30, 2004, ZannWell was owed $60,000 from the exercise of the aforementioned options. The cash was received in July 2004.

Note 4 - Contracts and agreements

On March 19, 2004, ZannWell signed a nine month consulting agreement with AMVI 1st Corporation (AMVI), a company owned and controlled by ZannWell's former majority stockholder. The total compensation of the contract is $141,516.

Note 5 - Related party transactions

On March 23, 2004, ZannWell sold its assets totaling $301,069 to AMVI for cash of $10,300. This transaction was not considered an arm's-length transaction because it was a related party transaction. ZannWell's assets consisted of marketable securities valued at $500, computer equipment valued at $569 and a note receivable of $300,000. Accordingly, ZannWell recorded a loss on the sale of assets of $290,769 on the accompanying statements of operations for the six months ended June 30, 2004.

ZannWell does not lease or rent any property. Office space and services are provided without charge by an officer and director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of ZannWell are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between ZannWell and their other business interests. ZannWell has not formulated a policy for the resolution of such conflicts.

As of June 30, 2004, ZannWell owed ATNG Inc., another entity owned by ZannWell's new majority stockholder, a $150,000 for expenses incurred to date.

Note 6 - Subsequent Events

On July 12, 2004, ZannWell issued 1,000,000 shares of Series A preferred stock and 10,000,000 shares of Series C preferred stock to the majority stockholder for services.

In July and early August 2004, ZannWell issued 13,500,000 shares of stock for services. ZannWell also issued 54,000,000 options for services with exercise prices ranging from $.001 - $.008 per share. Net proceeds to ZannWell were $142,000. As of August 15, 2004, total common shares outstanding were 86,750,000.

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

GENERAL

      On March 19, 2004, ZannWell Inc. issued 13,000,000 shares of common stock to Robert C. Simpson, Ph.D. for a purchase price of $260,000.00. Dr. Simpson paid the purchase price for these shares from personal funds for these shares. The 13,000,000 shares constitute approximately seventy-five percent (75%) of the issued and outstanding shares of common stock of ZannWell. Before this issuance, Mr. Allen Jones was the controlling stockholder of ZannWell. After this acquisition, Dr. Simpson and George Peterman were appointed to the board of directors of ZannWell, and Dr. Simpson was named its President, Chief Financial Officer, and Secretary. On May 26, 2004, Mr. Peterman resigned as a director of ZannWell. On July 14, 2004, Dr. Simpson resigned as President and became Chairman of the Board of Directors. At that time, ZannWell appointed Luther E. Lindner, M.D, Ph.D. as its new President and Chief Executive Officer. ZannWell and Dr. Lindner have since mutually agreed that Dr. Lindner would resign as President and Chief Executive Officer in order to allow Dr. Lindner to accept a position as President and Chief Executive Officer of Cryptobe, Inc., an affiliated privately-held company. On August 12, 2004, ZannWell agreed to appoint R. Patrick Liska as Chairman of the Board and Chief Executive Officer of ZannWell, which will become effective immediately after this report is filed with the Securities and Exchange Commission.

      In connection with this change of control, ZannWell has retained AMVI, a company controlled by Allen E. Jones, the former sole officer and director of ZannWell, as a consultant. Under the terms of the consulting agreement, AMVI will receive a total of $141,516 from March 19, 2004 through October 1, 2004, payable in four installments.

      In addition, in connection with this change of control, ZannWell sold the following assets to AMVI for $10,300: 5,000 shares of common stock of an unrelated corporation, certain computer equipment, and a note receivable in the principal amount of $300,000.

      Dr. Simpson acquired the shares from ZannWell for investment purposes. After Dr. Simpson initially acquired the shares, ZannWell intended to acquire Blue Kiwi, Inc., a company in which Dr. Simpson has an equity interest. Since the time of that acquisition, ZannWell has determined that it would not acquire Blue Kiwi, Inc. However, ZannWell intends to either commence operations or acquire another business with operations in which Dr. Simpson may have an equity interest. It is possible that, as a result of any acquisition of a business in which Dr. Simpson has an equity interest, ZannWell may issue additional shares of capital stock to Dr. Simpson. ZannWell has been actively reviewing possible acquisitions opportunities.

      Before the change of control described above, ZannWell acted as an agent in commercial transactions between Vietnamese purchasers and U.S. manufacturers. In particular, ZannWell (a) identified suitable (with respect to products, quantities and trade terms) U.S. suppliers for Vietnamese buyers, (b) facilitated communications between the parties, and (c) assisted Vietnamese buyers with the preparation of letters of credit (L.C.) documentation and submitting of such to the seller for approval. After buyer and seller approval, the buyer's bank would issue a L.C. directly to the seller. The goods transaction is completed based upon the L.C. terms and conditions.

      ZannWell's new management decided to terminate the Vietnamese commercial business and focus on opportunities within the United States. Management is currently evaluating various business opportunities, including operating opportunities, joint ventures, acquisitions or other business combinations. Some of the opportunities being evaluated are ones in which management has a current interest, and it is possible that, if ZannWell pursues one of these opportunities, management may receive additional capital stock of ZannWell in connection therewith.

      ZannWell currently has limited working capital with which to satisfy its cash requirements, and it will require additional capital in order to conduct operations. ZannWell anticipates that we will at least $250,000 in additional working capital in order to sustain operations for the next 12 months. This requirement may increase substantially, depending on the nature and capital requirements of the business opportunities it elects to pursue. In order to obtain the necessary working capital, ZannWell intends to continue to seek private equity financing in 2004. Such financing may not be available to ZannWell, when and if needed, on acceptable terms or at all. In the event that ZannWell is unable to obtain such financing, management may provide additional financing for ZannWell.

      In the next twelve months, ZannWell intends to hire from six to up to fifty employees, depending on the nature of the business opportunities it elects to pursue. ZannWell has established the ZannWell Inc. 2004 Employee Stock Incentive Plan in order to attract and retain employees and to provide employees who make significant and extraordinary contributions to ZannWell's long-term growth and performance with equity-based compensation incentives. ZannWell may lease these employees from an employment leasing agency rather than hire the employees directly, and the employment leasing agency may be affiliated with our new management. In addition, ZannWell has established the ZannWell Inc. 2004 Non-Employee Directors and Consultants Retainer Stock Plan in order to promote the interests of ZannWell and its stockholders by attracting and retaining non-employee directors and consultants capable of furthering the future success of ZannWell

      ZannWell intends to retain any future earnings to finance the expansion of its business and any necessary capital expenditures, and for general corporate purposes.

OFF BALANCE SHEET ARRANGEMENTS

      We do not have any off-balance sheet financing arrangements.

ITEM 3 - CONTROLS AND PROCEDURES

      Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the last ninety days and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to ZannWell Inc. is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      None.

ITEM 2 - CHANGES IN SECURITIES

      (a) None.

      (b) On July 12, 2004, the board of directors designated three series of preferred stock, Series A preferred stock, Series B preferred stock, and Series C preferred stock. Each holder of outstanding shares of the Series A, B, and C preferred stock shall be entitled to received dividends when, as, and if declared by ZannWell's board of directors. In addition, ZannWell, at its option, may redeem the whole or any part of the outstanding Series A, B, and C preferred stock for an amount equal to the greater of (a) $0.25 per share, or (b) an amount per share equal to 50 percent of the market capitalization of ZannWell on the date of notice of such redemption divided by the number of shares of Series A, B, and C preferred stock then issued and outstanding. Any such redemption shall be pro rata with respect to all of the holders of the Series A, B, and C preferred stock. In the event of the liquidation of ZannWell, the holders of Series A, B, and C preferred stock shall be entitled to receive a liquidation preference payment of $0.001 per share before any distribution or payments are made to the holders of the common stock. In addition, there are differences each series of designated preferred stock, which are described as follows:

            1. The Series A preferred stock will be comprised of 20,000,000 shares, with every share thereof being convertible into ten shares of ZannWell's common stock. The Series A preferred stock will have no voting rights prior to conversion into ZannWell's common stock.

            2. The Series B preferred stock will be comprised of 10,000,000 shares, with no conversion rights into shares of ZannWell's common stock. The Series B preferred stock will have one vote per share on all matters submitted to a vote of the holders of ZannWell's common stock, including, without limitation, the election of directors.

            3. The Series C preferred stock will be composed of 20,000,000 shares, with no conversion rights into shares of ZannWell's common stock. Each share of Series C preferred stock will have voting rights equal to 100 votes per share of ZannWell's common stock on all matters submitted to a vote of the holders of common stock, including, without limitation, the election of directors.

      On July 12, 2004, ZannWell issued 1,000,000 shares of Series A preferred stock and 10,000,000 shares of Series C preferred stock to Robert Simpson, Ph.D., Chairman of the board of directors. As a result of this issuance, Dr. Simpson now has 1,000,000,000 votes on any matter submitted to the holders of common stock, including election of directors.

      (c) None.

      (d) None.

      (e) None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

      None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On May 6, 2004, a majority of the stockholders of ZannWell took action by written consent to amend ZannWell's articles of incorporation to do the following: (i) increase the number of shares of common stock that ZannWell is authorized to issue from 25,000,000 to 900,000,000; (ii) authorize 50,000,000 shares of undesignated preferred stock, par value $0.001 per share; and (iii) change the name of the company from "USA Telcom Internationale" to "ZannWell Inc." The articles of amendment to ZannWell's articles of incorporation were filed on June 30, 2004. On July 8, 2004, the OTC Bulletin Board symbol of ZannWell was changed to "ZWLL."

ITEM 5 - OTHER INFORMATION

            1. On May 26, 2004, George Peterman resigned as a director of ZannWell.

            2. On July 14, 2004, Robert Simpson, Ph.D. resigned as ZannWell's President and became Chairman of the Board of Directors and Chief Executive Officer. Dr. Simpson remains as Chairman of the board of directors. At that time, ZannWell appointed Luther E. Lindner, M.D, Ph.D. as its new President and Chief Executive Officer. ZannWell and Dr. Lindner have since mutually agreed that Dr. Lindner would resign as President and Chief Executive Officer in order to allow Dr. Lindner to accept a position as President and Chief Executive Officer of Cryptobe, Inc., an affiliated privately-held company. On August 12, 2004, ZannWell agreed to appoint R. Patrick Liska as Chairman of the Board and Chief Executive Officer of ZannWell, which will become effective immediately after this report is filed with the Securities and Exchange Commission.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.

Item
No.        Description                                            Method of Filing
----       -----------                                            ----------------
3.1        Articles of Amendment to Articles of Incorporation     Filed electronically herewith

3.2        Certificate of Designation                             Filed electronically herewith

31.1       Certification of Robert C. Simpson pursuant to Rule    Filed electronically herewith.
           13a-14(a)

32.1       Chief Executive Officer and Chief Financial Officer    Filed electronically herewith.
           Certification pursuant to 18 U.S.C.ss.1350 adopted
           pursuant to Section 906 of the Sarbanes Oxley Act of
           2002

      (b) Reports on Form 8-K

            1. On April 5, 2004, ZannWell filed a current report on Form 8-K disclosing a change in control of Zannwell and a new address and phone number for Zannwell.

            2. On June 28, 2004, Zannwell August filed a current report on Form 8-K disclosing a change in auditors.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ZannWell Inc.


August 23, 2004               /s/ Robert C. Simpson
                              ----------------------------------------------
                              Robert C. Simpson
                              Chairman of the Board of Directors,
                              President and Chief Financial Officer
                              (Principal Executive Officer, Principal Financial
                              Officer, and Principal Accounting Officer)