Form 10QSB
period 2004-09-30
ZannWell Inc
filed 2004-11-19
CIK 1096768

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ________

                        COMMISSION FILE NUMBER: 000-49672

                                  ZANNWELL INC.
                 (Name of small business issuer in its charter)

              NEVADA                                        88-0408213
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)

  8400 NORMANDALE LAKE BLVD., SUITE 920                        55437
          BLOOMINGTON, MINNESOTA                             (Zip Code)
   (Address of principal executive offices)

                                 (952) 921-3995
                           (Issuer's telephone number)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 29, 2004, the issuer had 167,750,000 shares of its common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes[ ]  No [X]

                             TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . .   3
   Item 2.  Management's Discussion and Analysis or Plan of Operation .  10
   Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . .  11
PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .  12
   Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  12
   Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . .  12
   Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . .  12
   Item 4.  Submission of Matters to a Vote of Security Holders . . . .  12
   Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .  12
   Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .  12
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002  14
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002  15
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002  16
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002  17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS.

                                  ZANWELL INC.
                      (FORMERLY USA TELECOM INTERNATIONALE)
                              Three and Nine Months
                        Ended September 30, 2004 and 2003
                                  (Unaudited)


                                       ASSETS
Current Assets
  Cash and Equivalents                                                $     11,504
                                                                      =============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts Payable                                                    $      7,959
  Notes Payable-Related Parties                                             78,709
                                                                      -------------

Total Current Liabilities                                                   86,668
                                                                      -------------

Stockholders' Deficit
  Preferred Stock, $.001 par value:
  Series A: Authorized 20,000,000, 11,714,286 issued and outstanding        11,714
  Series B: Authorized 10,000,000, none issued and outstanding
  Series C: Authorized 20,000,000, 10,000,000 issued and outstanding        10,000
  Common Stock, $.001 par value:
  Authorized 900,000,000, 137,750,000 issued and outstanding               134,950
  Additional Paid-In Capital                                            29,180,787
  Retained Deficit                                                     (29,412,615)
                                                                      -------------

Total Stockholders' Deficit                                                (75,164)
                                                                      -------------

Total Liabilities and Stockholders' Deficit                           $     11,504
                                                                      =============

                                              ZANWELL INC.
                                  (FORMERLY USA TELECOM INTERNATIONALE)
                                           Three and Nine Months
                                    Ended September 30, 2004 and 2003
                                               (Unaudited)


                                                 Three Months Ended              Nine Months Ended
                                                    September 30,                  September 30,
                                              2004                 2003           2004          2003
                                         -----------------  ----------------  -------------  -----------

OPERATING EXPENSES
  General & Administrative               $     28,736,029   $        12,091   $ 29,141,279   $   53,575
  Executive Compensation-Related Party                  -            10,000              -       10,000
  Depreciation                                          -                43              -          129
  Interest Income                                       -           (32,038)             -      (96,114)
  Interest Expense                                  3,148                 -          3,198            -
  Loss on Sale of Assets-Related Party                  -                 -        290,769            -
                                         -----------------  ----------------  -------------  -----------

NET INCOME (LOSS)                        $    (28,739,177)  $         9,904   $(29,435,246)  $   32,410
                                         =================  ================  =============  ===========

Basic and Diluted Net Income (Loss)
  Per Common Share                       $          (0.37)  $          0.00   $      (0.87)  $     0.01

Weighted Average Number of Shares
  Outstanding                                  77,934,783         4,250,000     33,914,234    4,250,000

                                  ZANWELL INC.
                      (FORMERLY USA TELECOM INTERNATIONALE)
                              Three and Nine Months
                        Ended September 30, 2004 and 2003
                                  (Unaudited)


                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                             2004          2003
                                                         -------------  ----------
Cash Flows From Operating Activities
  Net Income (Loss)                                      $(29,435,246)  $  32,410
Adjustments to reconcile net income (loss) to net cash
  provided by (used) by operating activities:
  Depreciation                                                      -         129
  Loss on Sale of Assets-Related Party                        290,769           -
  Stock Option Expense                                         54,346           -
  Stock Issued for Services                                28,558,030           -
  Imputed Interest                                              3,148           -
Changes in Operating Assets and Liabilities:
  Decrease in Security Deposit                                      -       5,000
  Accounts Payable and Other Accrued Liabilities              142,451       9,680
                                                         -------------  ----------

Net cash provided by (used) in operating activities          (386,502)     47,219
                                                         -------------  ----------

Cash Flows From Investing Activities:
  (Increase) in loan receivable                                     -    (267,963)
  Proceeds from the Sale of Assets                             10,300           -
                                                         -------------  ----------

Net cash provided by (used) in investing activities            10,300    (267,963)
                                                         -------------  ----------

Cash Flows From Financing Activities:
  Proceeds from the sale of common stock                      392,934           -
  Proceeds from related party loan                                         44,390
  Payments on related party loan                               (5,343)
                                                         -------------  ----------

Net cash provided by financing activities                     387,591      44,390
                                                         -------------  ----------

Net Change in Cash                                             11,389    (176,354)

Cash Beginning of Period                                          115     176,354
                                                         -------------  ----------

Cash End of Period                                       $     11,504   $       -
                                                         =============  ==========

Supplemental information:
  Interest Paid                                          $         50   $       -
                                                         =============  ==========

  Income Taxes Paid                                      $      5,828   $       -
                                                         =============  ==========

                                 ZANNWELL, INC.
                      (formerly USA Telecom Internationale)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Zannwell, Inc. ("Zannwell") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Zannwell's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2003 as reported in the 10-KSB have been omitted.


NOTE 2 - STOCK BASED COMPENSATION

Zannwell accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Zannwell granted 76,000,000 options to purchase common stock to employees in the nine months ending September 30, 2004. All options vest immediately, have an exercise price of 85 percent of market value on the date of grant and expire 10 years from the date of grant. Zannwell recorded compensation expense of $54,346 under the intrinsic value method during the nine months ended September 30, 2004.

The following table illustrates the effect on net loss and net loss per share if Zannwell had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                         Three Months Ended       Nine Months Ended
                                             September 30,          September 30,
                                           2004        2003       2004         2003
                                       -------------  ------  -------------  ---------

Net income (loss)                      $(28,739,177)  $9,904  $(29,435,246)  $(32,410)
Add:   stock based compensation
       determined under intrinsic
       value based method                    54,346        -        54,346          -
Less:  stock based compensation
     determined under fair value
     based method                          (362,306)       -      (362,306)         -
                                       -------------  ------  -------------  ---------
Pro forma net loss                     $(29,047,137)  $9,904  $(29,743,206)  $(32,410)
                                       =============  ======  =============  =========
Basic and diluted net loss per share
     As reported                       $       (.37)  $ 0.00  $       (.87)  $   0.01
                                       =============  ======  =============  =========
     Pro forma                         $       (.37)  $ 0.00  $       (.88)  $   0.01
                                       =============  ======  =============  =========



NOTE  3  -  EQUITY

There are three classes of preferred stock, A, B & C. Each share of Series A and B is convertible at the option of the holder into 10 shares common stock. Series C is not convertible, but each share has 100 votes.

During the nine months ended September 30, 2004, employees exercised options to acquire 73,200,000 shares of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and Zannwell received proceeds totaling $132,934.

During the nine months ended September 30, 2004, Zannwell sold 13,000,000 shares of common stock in a private placement for proceeds of $260,000.

During the nine months ended September 30, 2004, Zannwell issued 1,000,000 shares of Series A preferred stock for services. The shares were valued at $280,000.

During the nine months ended September 30, 2004, Zannwell issued 10,714,286 shares of Series A preferred stock for $150,000 of debt owed to a related party. The shares were valued at $262,500 resulting in a reduction of debt of $150,000 and a charge to expense for the additional $112,500.

During the nine months ended September 30, 2004, Zannwell issued 10,000,000 shares of Series C preferred stock for services. The shares were valued at $28,000,000.

During the nine months ended September 30, 2004, Zannwell issued 44,500,000 shares of common stock for services. The shares were valued at $165,530.


NOTE 4 - SUBSEQUENT EVENTS

In October 2004, employees' exercised options to acquire 2,800,000 shares of common stock on a cashless basis through an outside broker.

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS.

FORWARD-LOOKING INFORMATION

     Much of the discussion in this Item is "forward looking" as that term is used in Section 27A of the Securities Act and Section 21E of the Securities
Exchange Act of 1934. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

     The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders; and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

     Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

     Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended December 31, 2003.

MANAGEMENT'S PLAN OF OPERATION

     Change of Control. On March 19, 2004, we issued 13,000,000 shares of common stock to Robert C. Simpson, Ph.D. for a purchase price of $260,000.00 which constituted approximately 75 percent of our issued and outstanding shares of common stock. Before the purchase by Dr. Simpson, Allen Jones was our controlling stockholder. Following the purchase of our shares by Dr. Simpson, he and George Peterman were appointed to our board of directors. Dr. Simpson was also elected as our president, chief financial officer and secretary.

     On May 26, 2004, Mr. Peterman resigned as a director. On July 14, 2004, Dr. Simpson resigned as our president and became chairman of our board of directors. At that time, we elected Luther E. Lindner, M.D., Ph.D. as president and chief executive officer. We and Dr. Lindner have since mutually agreed that Dr. Lindner would resign as our president and chief executive officer in order to allow Dr. Lindner to accept a position as president and chief executive officer of Cryptobe, Inc., an affiliated privately-held company.

     On August 12, 2004, we agreed to elect R. Patrick Liska as our chairman and chief executive officer, which will become effective upon the filing of this report with the Securities and Exchange Commission.

     In connection with this change of control, we retained AMVI, a company controlled by Mr. Jones, as a consultant. Under the terms of the consulting agreement, AMVI will receive a total of $141,516 from March 19,

2004 through October 1, 2004, payable in four installments. In addition, we sold certain assets to AMVI for $10,300, which consisted of 5,000 shares of common stock of an unrelated corporation, certain computer equipment and a note receivable in the principal amount of $300,000. All monies were put into a trust managed by counsel and paid on schedule.

     After Dr. Simpson initially acquired our shares, we intended to acquire Blue Kiwi, Inc., a company in which Dr. Simpson has an equity interest. However, we decided that we would not acquire Blue Kiwi, Inc. Instead, we entered into a strategic alliance with Blue Kiwi based on the synergies as seen by Mr. Liska and Dr. Simpson. We intend to either commence operations or acquire another business with operation in which Dr. Simpson may have an equity interest. It is possible that, as a result of any acquisition of a business in which Dr. Simpson has an equity interest, we may issue additional shares of our capital stock to Dr. Simpson. We have been actively reviewing possible acquisitions opportunities.

     Before the change of control described above, we acted as an agent in commercial transactions between Vietnamese purchasers and U.S. manufacturers. In particular, we identified suitable (with respect to products, quantities and trade terms) U.S. suppliers for Vietnamese buyers, facilitated communications between the parties, and assisted Vietnamese buyers with the preparation of letters of credit documentation and submitting of such to the seller for approval.'

     Our new management decided to terminate the Vietnamese commercial business and focus on opportunities within the United States. We are currently evaluating various business opportunities, including operating opportunities, joint ventures, acquisitions or other business combinations. Some of the opportunities being evaluated are ones in which our management has a current interest, and it is possible that, if we pursue one of these opportunities, management may receive additional capital stock of ZannWell in connection therewith.

     We currently have limited working capital with which to satisfy our cash requirements, and we will require additional capital in order to conduct operations. We anticipate that we will raise at least $250,000 in additional working capital in order to sustain operations for the next 12 months. This requirement could increase substantially, depending on the nature and capital requirements of the business opportunities we elect to pursue. In order to obtain the necessary working capital, we intend to continue to seek private equity financing in 2004. Such financing may not be available to us when and if needed on acceptable terms or at all. In the event that we are unable to obtain such financing, management may provide additional financing for ZannWell.

     In the next 12 months, we intend to hire from six to up to 50 employees, depending on the nature of the business opportunities we elect to pursue. We have established the ZannWell Inc. 2004 Employee Stock Incentive Plan in order to attract and retain employees and to provide employees who make significant and extraordinary contributions to 'our long-term growth and performance with equity-based compensation incentives.

     We intend to take advantage of the full array of services provided by ATNG, Inc., a publicly held company controlled by Dr. Simpson. The services include financial, accounting, payroll, human relations, travel, and legal. In addition, we have established the ZannWell Inc. 2004 Non-Employee Directors and Consultants Retainer Stock Plan in order to promote the interests of ZannWell and its stockholders by attracting and retaining non-employee directors and consultants capable of furthering the future success of ZannWell.

     We intend to retain any future earnings to finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

     We have also entered into an agreement to purchase Future Beverages Inc. from a company affiliated with ATNG, Inc. for cash, stock and other consideration. We feel that Future Beverages Inc. has upside potential and is expected to be profitable in early 2005. Our new facility is located in Tempe, Arizona. Future Beverages Inc. has a patented "Cold Fill Process" for enhanced healthy beverage production like tasteless water with glucosamine and several other products. Future Beverages Inc. has several agreements signed or in process.

     We have several products in the formulation stages. We hope that these products will be assisted by the synergies between ZannWell and ATNG/Blue Kiwi.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE CORRESPONDING PERIOD IN 2003.

     Revenues. There were no revenues during the three months ended September 30, 2004. The third quarter was dedicated to the start-up of Future Beverages Inc.

     We believe that the bottled water business will propel ZannWell into profitability in early 2005. We expect to break even in the fourth quarter 2004.

     Operating Expenses. During the three-month period ended September 30, 2004, operating expenses were slightly higher because we are starting the bottled water business of Future Beverages Inc.

     Consulting expenses were approximately 20 percent of our operating expenses during the three-month period ended September 30, 2004. There is no way to compare the prior business to our current situation since we were in the telecommunications business prior to 2004.

     General overhead expenses were $27.7 million for the three month period ended September 30, 2004. The actual cash spent during the third quarter was approximately $300,000 as a result of start-up expenses. $28 million is associated with 10,000,000 shares of our Series C preferred stock that was issued.

     We anticipate overhead to be very closely managed with minimal waste in the future.

     Professional fees, which are made up primarily of accounting fees and legal fees, totaled approximately $75,000.00 during the three-month period ended September 30, 2004 as compared to less than $10,000.00 for the three-month period ended September 30, 2003. Securities related items made up most of the professional fees.

     There were no depreciation or amortization expenses during the period ending September 30, 2004.

     We intend to continue to find ways to expand our business, including through acquisitions. Future Beverages, Inc. is a key piece of our acquisition plan. We believe that revenues and earnings will increase as we grow.

LIQUIDITY AND CAPITAL RESOURCES

     Our capital requirements, particularly as they relate to our desire to expand through acquisitions, our plan to grow our business, have been and will continue to be significant. Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace at which we are able to make acquisitions, the pace at which we can deploy our technology, the acceptance of our products by our clients and the availability of adequate capital.

     To date, we have funded our operations with the capital we raised through sales of our securities. If capital sources were terminated, our working capital would decline significantly. We cannot guarantee that these relationships will continue, or even if they continue, that we will earn enough revenue to sustain our operations. Currently, however, we believe that revenues from our operations together with the proceeds from the offering of our securities we undertook in January 2004 and our cash on hand will be sufficient to satisfy our working capital needs for the remainder of 2004. During the next 12 months, if we fail to earn revenue in an amount sufficient to fund our operations, we intend to raise capital through public or private offerings of our securities or from loans, if we are able to obtain them. We have no commitments for financing for our future needs and we cannot guarantee that financing will be available to us, on acceptable terms or at all. If we do not earn revenues sufficient to support our business and we fail to obtain other financing, either through an offering of our securities or by obtaining loans, we may be required to curtail, or even to cease, our operations.

     As of September 30, 2004 we had working capital of $151,000 made up of cash and cash equivalents of greater than $11,500 and short-term investments of $140,000. We anticipate that cash will remain constant for 2004. Our cash resources may decrease if we complete an acquisition during 2004, or if we are unable to maintain positive cash flow from our business through 2004.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We believe that we do not have any material exposure to interest or commodity risks. We are exposed to certain economic and political changes in international markets where we compete, such as inflation rates, recession, foreign ownership restrictions, and trade policies and other external factors over which we have no control.

     Our financial results are quantified in U.S. dollars and a majority of our obligations and expenditures with respect to our operations are incurred in U.S. dollars. In the past the majority of our operating capital was raised through business relationships, whose operations are conducted in U.S. dollars.

     We currently have no material long-term debt obligations. We do not use financial instruments for trading purposes and we are not a party to any leverage derivatives.

     As discussed by our accountants in the audited financial statements included in Item 7 of our Annual Report on Form 10-KSB, our revenue is currently insufficient to cover its costs and expenses. The management anticipates raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

     OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS HAVE STATED IN THEIR REPORT INCLUDED IN OUR DECEMBER 31, 2003 FORM 10-KSB, THAT WE HAVE INCURRED OPERATING LOSSES IN THE LAST TWO YEARS, AND THAT WE ARE DEPENDENT UPON MANAGEMENT'S ABILITY TO DEVELOP PROFITABLE OPERATIONS. THESE FACTORS AMONG OTHERS MAY RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

RECENT DEVELOPMENTS

     On December 10, 2004, the holders of the majority of our outstanding capital stock intend to vote in favor of resolutions which will accomplish the following corporate actions:

- Amend our articles of incorporation to change our name from "ZannWell Inc." to "Danitom Corp.";

- Approve an amendment to our articles of incorporation to increase the authorized number of shares of our common stock from 900,000,000 to 2,000,000,000 shares;

- Approve an amendment to our articles of incorporation to increase the authorized number of shares of our preferred stock from 50,000,000 to 235,000,000 shares;

- Grant discretionary authority to our board of directors to implement a reverse stock split of our common stock on the basis of one post-consolidation share for up to each 800 pre-consolidation shares to occur at some time within 12 months of the date of our information statement on Schedule 14C, with the exact time of the reverse split to be determined by the board of directors; and

- Grant discretionary authority to the directors to implement a proposal for ZannWell Inc. to become a Business Development Corporation to occur at some time within 12 months of our information statement on Schedule 14C, with the exact time of such conversion to be determined by the board of directors.

     Dr. Simpson and Mr. Liska will vote in favor of the proposals. Dr. Simpson holds 13,000,000 shares of our common stock, 1,000,000 shares of our Series A preferred stock, and 10,000,000 shares of our Series C preferred stock. Mr. Liska holds 5,000,000 shares of our common stock and 1,000,000 shares of our Series A preferred stock. Each share of our common stock is entitled to one vote on all matters brought before the stockholders, each share of our Series A preferred stock outstanding entitles the holder to one vote of the common stock on all matters brought before the stockholders, and each share of our Series C preferred stock outstanding entitles the holder to 100 votes of the common stock on all matters brought before the stockholders. Therefore, Dr. Simpson will have the power to vote 1,014,000,000 shares of the common stock. Mr Liska will have the power to vote 6,000,000 shares of the common stock. Together, Messrs. Simpson and Liska will have the power to vote 1,020,000,000 shares of the common stock, which number exceeds the majority of the 167,750,000 issued and outstanding shares of our common stock on the record date and will have the power to pass the proposed corporate actions without the concurrence of any of our other stockholders.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements.

ITEM 3.  CONTROLS  AND  PROCEDURES.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

     Evaluation of Disclosure and Controls and Procedures. As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in Internal Controls Over Financial Reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL  PROCEEDINGS.

         As of the date of this report, we are not involved in any legal proceedings.

ITEM 2.  CHANGES  IN  SECURITIES.

         None.

ITEM 3.  DEFAULTS  UPON  SENIOR  SECURITIES.

         None.

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

         None.

ITEM 5.  OTHER  INFORMATION.

         None.

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)  Exhibits.

EXHIBIT NO.                              IDENTIFICATION OF EXHIBIT
-----------  -------------------------------------------------------------------------------------------

  3.1**      Articles of Incorporation
  3.2**      Bylaws
  31.1*      Certification of R. Patrick Liska, Chief Executive Officer of ZannWell Inc., pursuant to 18
             U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
  31.2*      Certification of Robert C. Simpson, Treasurer of ZannWell Inc., pursuant to 18 U.S.C.
             Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
  32.1*      Certification of R. Patrick Liska, Chief Executive Officer of ZannWell Inc., pursuant to 18
             U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
  32.2*      Certification of Robert C. Simpson, Treasurer of ZannWell Inc., pursuant to 18 U.S.C.
             Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002

__________
*    Filed herewith.
**   Previously filed.

(b)      Reports on Form 8-K.

- On July 14, 2004, we filed an Amended Current Report regarding the change in our certifying public accountant.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ZANNWELL INC.


Dated: November 19, 2004.

                                            By /s/ R. Patrick Liska
                                               --------------------------------
                                               R. Patrick Liska,
                                               Chief Executive Officer