Form 10QSB/A
period 2004-09-30
ZannWell Inc
filed 2004-12-01
CIK 1096768

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A
                                  Amendment No. 1

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ________

                        COMMISSION FILE NUMBER: 000-49672

                                  ZANNWELL INC.
                 (Name of small business issuer in its charter)

              NEVADA                                        88-0408213
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)

   120 BIRMINGHAM DRIVE, SUITE 110-C                           92007
        CARDIFF, CALIFORNIA                                 (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (760) 753-7163
                           (Issuer's telephone number)

8400 Normandale Lake Blvd., Suite 920, Bloomington, Minnesota 55437
                                (former address)

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

     After Dr. Simpson initially acquired our shares, we intended to acquire Blue Kiwi, Inc., a company in which Dr. Simpson has an equity interest. However, we decided that we would not acquire Blue Kiwi, Inc. Instead, we entered into a strategic alliance with Blue Kiwi based on the synergies as seen by Dr. Simpson. We intend to either commence operations or acquire another business with operation in which Dr. Simpson may have an equity interest. It is possible that, as a result of any acquisition of a business in which Dr. Simpson has an equity interest, we may issue additional shares of our capital stock to Dr. Simpson. We have been actively reviewing possible acquisitions opportunities.

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

     Operating Expenses. During the three-month period ended September 30, 2004, operating expenses were slightly higher.
     Consulting expenses were approximately 20 percent of our operating expenses during the three-month period ended September 30, 2004. There is no way to compare the prior business to our current situation since we were in the telecommunications business prior to 2004.

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

RECENT DEVELOPMENTS

     On November 23, 2004, R. Patrick Liska was removed as our director, president, Chairman of the board and chief executive officer. The removal of R. Patrick Liska as our director and officer resulted from philosophical differences between us and Mr. Liska regarding business operations, policies and practices. The effective date of the removal was November 23, 2004.

     Effective November 23, 2004, Robert C. Simpson was elected our sole director, president, chairman of the board and chief executive officer.

     On November 29, 2004, a change in control occurred as the result of the acquisition of our series A, series B and series C preferred stock by Palomar Enterprises, Inc., a Nevada Corporation ("Palomar").

     Pursuant to that certain Capital Stock Purchase Agreement dated November 29, 2004, between Robert C. Simpson, our sole director and officer and Palomar, a copy of which is attached as an exhibit to this Amended Quarterly Report, on November 29, 2004, Palomar acquired from Dr. Simpson 19,000,000 shares of our series A preferred stock, 10,000,000 shares of our series B preferred stock and 10,000,000 shares of our Series C preferred stock. Each share of the series A preferred stock is convertible into ten shares of our common stock. The shares of the series A preferred stock do not have voting rights. Each share of the series B preferred stock is convertible into two hundred shares of our common stock. On all matters submitted to a vote of the holders Of the Common Stock, a holder of the Series B Preferred Stock is entitled to one vote per share of the Series B Preferred Stock held by such holder. The series C preferred stock is nonconvertible. Each share of the series C preferred stock entitles the holder to 100 votes of our common stock on all matters brought before our stockholders. All of the preferred shares acquired by Palomar carried a legend restricting the transfer thereof under the Securities Act Of 1933, as amended. Palomar used
$380,000 of its working capital as consideration for the preferred shares purchased by it pursuant to the Capital Stock Purchase Agreement.

     Concurrently with the stock purchase transaction, Robert C. Simpson, our then-sole director and officer, nominated Steve Bonenberger and Brent Fouch as directors. Steve Bonenberger was also elected President and Chief Executive Officer and Brent Fouch was elected Secretary and Chief Financial Officer. Following the election of Messrs. Bonenberger and Fouch as our officers and directors, Robert C. Simpson resigned his positions as our director and officer.

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

         None.

ITEM 3.  DEFAULTS  UPON  SENIOR  SECURITIES.

         None.

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

         None.

ITEM 5.  OTHER  INFORMATION.

         None.

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)  Exhibits.

EXHIBIT NO.                              IDENTIFICATION OF EXHIBIT
-----------  -------------------------------------------------------------------------------------------
  3.1**      Articles of Incorporation
  3.2**      Bylaws
  10.1*      Capital Stock Purchase Agreement dated November 29, 2004, between Robert C. Simpson and Palomar Enterprises, Inc.
  31.1*      Certification of  Robert C. Simpson, Chief Executive Officer of ZannWell Inc., pursuant to 18
             U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
  31.2*      Certification of Robert C. Simpson, Treasurer of ZannWell Inc., pursuant to 18 U.S.C.
             Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
  32.1*      Certification of Robert C. Simpson, Chief Executive Officer of ZannWell Inc., pursuant to 18
             U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
  32.2*      Certification of Robert C. Simpson, Treasurer of ZannWell Inc., pursuant to 18 U.S.C.
             Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002

__________
*    Filed herewith.
**   Previously filed.


(b)      Reports on Form 8-K.

- On July 14, 2004, we filed an Amended Current Report regarding the change in our certifying public accountant.

- On November 24, 2004, we filed a Current Report regarding the removal of R. Patrick Liska as our officer and director.

- On November 29, 2004, we filed an Amended Current Report regarding the removal of R. Patrick Liska as our officer and director.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ZANNWELL INC.


Dated: November 29, 2004.

                                            By /s/ Robert C. Simpson
                                               --------------------------------
                                               Robert C. Simpson,
                                               Chief Executive Officer