Form 10KSB
period 2004-12-31
Blackhawk Fund
filed 2005-04-15
CIK 1096768

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ____________________________________________________

                                   FORM 10-KSB

(Mark  One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                         COMMISSION FILE NO.  000-49672

                               THE BLACKHAWK FUND
               (Exact name of issuer as specified in its charter)

                NEVADA                                   88-0408213
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

    1802 N. CARSON STREET, SUITE 212                       89701
           CARSON CITY, NEVADA
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (775) 887-0670

Securities registered under Section 12(b)
of the Exchange Act:                         NONE

Securities registered under Section 12(g)    COMMON STOCK, PAR VALUE
of the Exchange Act:                             $0.001 PER SHARE
                                                 (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     State  issuer's  revenues  for  its  most  recent  fiscal  year:  $0.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 21, 2005: $93,000.00.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2005: 570,209,709 shares of common stock.

     Documents  incorporated  by  reference:  None.

     Transitional  Small  Business Disclosure Format (Check one): Yes [_] No [X]

                                              TABLE OF CONTENTS

Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
Item 2.   Description of Property.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . .  11
Item 5.   Market for Common Equity and Related Stockholder Matters. . . . . . . . . . . . . . . . . . . .  11
Item 6.   Management's Discussion and Analysis or Plan of Operation . . . . . . . . . . . . . . . . . . .  12
Item 7.   Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
Item 8.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. . . . . .  18
Item 8A.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
Item 8B   Other  information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of
          the Exchange Act. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
Item 10.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
          Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
Item 12.  Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . . . . . . .  23
Item 13.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
Item 14.  Principal Accountant Fees and Services. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

                                     PART I

ITEM  1.     BUSINESS.

COMPANY  OVERVIEW

     We were formed on or about November of 1998. USA Telcom, as we were previously called, acted as an agent in commercial transactions between Vietnamese purchasers and U.S. manufacturers. In particular, USA Telcom identified suitable U.S. suppliers for Vietnamese buyers, facilitated communications between the parties, and assisted Vietnamese buyers with the preparation of letters of credit documentation and submitting of such to the seller for approval.

     Our prior management has decided to terminate the Vietnamese commercial business and focus on opportunities within the United States.

CHANGE  OF  CONTROL

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

     On May 26, 2004, Mr. Peterman resigned as our director. On July 14, 2004, Dr. Simpson resigned as our president and became chairman of our board of directors. At that time, we elected Luther E. Lindner, M.D., Ph.D. as president and chief executive officer. We and Dr. Lindner have since mutually agreed that Dr. Lindner would resign as our president and chief executive officer in order to allow Dr. Lindner to accept a position as president and chief executive officer of Cryptobe, Inc., an affiliated privately-held company.

     We retained AMVI, a company controlled by Mr. Jones, as a consultant. Under the terms of the consulting agreement, AMVI received a total of $141,516 from March 19, 2004 through October 1, 2004, payable in four installments. In addition, we sold certain assets to AMVI for $10,300, which consisted of 5,000 shares of common stock of an unrelated corporation, certain computer equipment and a note receivable in the principal amount of $300,000. All monies were put into a trust managed by counsel and paid on schedule.

     After Dr. Simpson initially acquired our shares, we intended to acquire Blue Kiwi, Inc., a company in which Dr. Simpson has an equity interest. However, we decided that we would not acquire Blue Kiwi, Inc. Instead, we entered into a strategic alliance with Blue Kiwi based on the synergies as seen by Dr. Simpson.

     On July 21, 2004, we filed certificates of designation establishing our Series A, B and C preferred stock. 20 million shares have been designated as our Series A preferred stock, 10 million shares have been designated as our Series B preferred stock, and 20 million shares have been designated as our Series C preferred stock.

     Each share of our Series A preferred stock is convertible into 10 shares of our common stock. Each share of the Series B preferred stock is convertible into 200 shares of our common stock. The shares of our Series C preferred stock are not convertible into shares of our common stock.

     The holders of shares of our Series A preferred stock do not have voting rights on any matters submitted to a vote of our stockholders. On all matters submitted to a vote of our stockholders, each holder of shares of our Series B preferred stock is entitled to one vote per share of the Series B preferred stock held by such holder. On all matters submitted to a vote of our stockholders, each holder of shares of our Series C preferred stock is entitled to 100 votes per share of the Series C preferred stock held by such holder.

     Effective November 29, 2004, we filed a certificate of correction to our certificate of designation establishing our Series B preferred stock. Our certificate of designation for the Series B preferred stock, as originally filed on June 21, 2004, incorrectly stated that the shares of the Series B preferred stock were not convertible into the shares of our common stock. The certificate of correction, filed on November 29, 2004, corrected the error by stating that each share of the Series B preferred stock is convertible into 200 shares of our common stock.

     On October 12, 2004, R. Patrick Liska was elected a director and appointed our president, secretary, treasurer, chairman of the board and chief executive officer.

     On November 23, 2004, R. Patrick Liska was removed as our director, secretary, treasurer, president, chairman of the board and chief executive officer. The removal of R. Patrick Liska as our director and officer resulted from philosophical differences between our former management and Mr. Liska regarding business operations, policies and practices. The effective date of the removal was November 23, 2004.

     Effective November 23, 2004, Robert C. Simpson was elected our sole director, president, chairman of the board and chief executive officer.

     On November 29, 2004, a change in control occurred as the result of the acquisition of our series A, series B and series C preferred stock by Palomar Enterprises, Inc., a Nevada corporation ("Palomar").

     Pursuant to that certain capital Stock Purchase Agreement dated November 9, 2004, between Robert C. Simpson, our then-sole director and officer and Palomar, on November 29, 2004, Palomar acquired from Dr. Simpson 19,000,000 shares of our series A preferred stock, 10,000,000 shares of our series B preferred stock and 10,000,000 shares of our Series C preferred stock. Each share of the series A preferred stock is convertible into ten shares of our common stock. The shares of the series A preferred stock do not have voting rights. Each share of the series B preferred stock is convertible into two hundred shares of our common stock. On all matters submitted to a vote of the holders of the Common Stock, a holder of the Series B Preferred Stock is entitled to one vote per share of the Series B Preferred Stock held by such holder. The series C preferred stock is not convertible into our common shares. Each share of the series C preferred stock entitles the holder to 100 votes of our common stock on all matters brought before our stockholders.

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

CURRENT  BUSINESS  PLAN

     Our current purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of a corporation which is registered under the Securities Exchange Act of 1934, as amended. We do not restrict our search to any specific business; industry or geographical location and we may participate in a business venture of virtually any kind or nature.

     We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     We have the option of converting into a Business Development Corporation at some time within the next 12 months. If our board decides that it is in our best interests to become a Business Development Corporation, we would do so by filing a Form N-54 with the Securities and Exchange Commission and electing to be governed by the Investment Company Act of 1940, as amended. We would continue to be subject to the periodic reporting requirements of the Exchange Act.

     As part of our investigation of potential merger candidates, our officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of our financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of us and other parties, the management of the opportunity, our relative negotiation strength and that of the other management.

     We intend to concentrate on identifying preliminary prospective business opportunities that may be brought to our attention through present associations of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors.

     Our officers and directors will meet personally with management and key personnel of the business opportunity as part of their investigation. We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction, as required by the Exchange Act.

     We will not restrict our search to any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or which is in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded or may seek other perceived advantages which we may offer.

KEY  PERSONNEL

     Our future financial success depends to a large degree upon the efforts of Messrs. Bonenberger and Fouch, our officers and directors. Messrs. Bonenberger and Fouch have played major roles in developing and executing our business strategy. The loss of Messrs. Bonenberger and Fouch could have an adverse effect on our business and our chances for profitable operations. While we intend to employ additional management and marketing personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed. If we do not succeed in retaining and motivating our current employees and attracting new high quality employees, our business could be adversely affected. We do not maintain key man life insurance on the lives of Messrs. Bonenberger and Fouch.

OUR  FINANCIAL  RESULTS  MAY  BE  AFFECTED  BY  FACTORS  OUTSIDE  OF OUR CONTROL

     Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside our control. Our anticipated expense levels are based, in part, on our estimates of future revenues and may vary from our projections. We may be unable to adjust spending rapidly enough to compensate for any unexpected revenues shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would materially adversely affect our business, operating results, and financial condition.

     We cannot predict with certainty our revenues and operating results. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

CORPORATE  OFFICES

     Our executive office is located at 1802 N. Carson Street, Suite 212, Carson City, Nevada, 89701, telephone number (775) 887-0670.

RECENT  EVENTS

     Effective January 3, 2005, we changed our name from "Zannwell Inc." to "The Blackhawk Fund" and implemented a one for 800 reverse split of our common stock. All share and per share amounts presented in our financial statements which are part of this Annual Report on Form 10-KSB have been restated retroactively to reflect the split as if it had occurred on the first day of the first period presented, or January 1, 2003. However, all share and per share amounts have not been restated retroactively to reflect the split in the narrative portion of this Annual Report on Form 10-KSB. Consequently, the retroactive restatement may cause some apparent inconsistencies between the narrative portion of this Annual Report on Form 10-KSB and our other filings with the Securities and Exchange Commission on one hand, and the financial statements and accompanying notes forming part of this Annual Report on Form 10-KSB on the other hand.

     Effective January 4, 2005, we amended our articles of incorporation to authorize 4,000,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of preferred stock, par value $0.001 per share.

EMPLOYEES

     We have two full-time employees and two part-time employees as of March 31, 2005. As we grow, we will need to attract an unknown number of additional qualified employees. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union.

RISK  FACTORS

NEED  FOR  ONGOING  FINANCING.

     We will need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

     There can be no assurance that we will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

     Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

     If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

BUSINESS  CONCENTRATION.

     While we consider our relationships with our customers to be satisfactory, given the concentration of our sales to a few key customers, our continued relationships may be subject to the policies and practices of the customers. We continue to concentrate our efforts on expanding our customer base in order to reduce our reliance on our current customers.

INFLATION.

     In our opinion, inflation has not had a material effect on our financial condition or results of our operations.

TRENDS,  RISKS  AND  UNCERTAINTIES.

     We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

CAUTIONARY  FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS.

     We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

POTENTIAL  FLUCTUATIONS  IN  QUARTERLY  OPERATING  RESULTS.

     Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including the demand for our services, seasonal trends in purchasing, the amount and timing of capital expenditures; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to our industry. Our quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, occurrences such as accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.

LACK  OF  INDEPENDENT  DIRECTORS.

     We cannot guarantee that our board of directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between us and our stockholders generally and the controlling officers, stockholders or directors.

LIMITATION  OF  LIABILITY  AND  INDEMNIFICATION  OF  OFFICERS  AND  DIRECTORS.

     Our officers and directors are required to exercise good faith and high integrity in our management affairs. Our articles of incorporation provide, however, that our officers and directors shall have no liability to our stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our articles and bylaws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, our best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

MANAGEMENT  OF  POTENTIAL  GROWTH.

     We may experience rapid growth which will place a significant strain on our managerial, operational, and financial systems resources. To accommodate our current size and manage growth, we must continue to implement and improve our financial strength and our operational systems, and expand, train and manage our sales and distribution base. There is no guarantee that we will be able to effectively manage the expansion of our operations, or that our facilities, systems, procedures or controls will be adequate to support our expanded operations. Our inability to effectively manage our future growth would have a material adverse effect on us.

WE  PAY  NO  DIVIDENDS.

     We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any earnings for funding growth however these plans may change depending upon capital raising requirements.

QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK.

     We believe that we do not have any material exposure to interest or commodity risks. Our financial results are quantified in U.S. dollars and a majority of our obligations and expenditures with respect to our operations are incurred in U.S. dollars. Although we do not believe we currently have any materially significant market risks relating to our operations resulting from foreign exchange rates, if we enter into financing or other business arrangements denominated in currency other than the U.S. dollars, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

     We currently have no material long-term debt obligations. We do not use financial instruments for trading purposes and we are not a party to any leverage derivatives.

RISKS  RELATING  TO  OUR  BUSINESS

WE  ARE NOT LIKELY TO SUCCEED UNLESS WE CAN OVERCOME THE MANY OBSTACLES WE FACE.

     As an investor, you should be aware of the difficulties, delays and expenses we encounter, many of which are beyond our control, including unanticipated market trends, employment costs, and administrative expenses. We cannot assure our investors that our proposed business plans as described in this report will materialize or prove successful, or that we will ever be able to finalize development of our products or services or operate profitably. If we cannot operate profitably, you could lose your entire investment. As a result of the nature of our business, initially we expect to sustain substantial operating expenses without generating significant revenues.

OUR  AUDITORS  HAVE  STATED  WE  MAY  NOT  BE  ABLE  TO  STAY  IN  BUSINESS.

     Our auditors have issued a going concern opinion, which means that there is doubt that we can continue as an ongoing business for the next 12 months.
Unless we can raise additional capital, we may not be able to achieve our objectives and may have to suspend or cease operations. See "Management's
Discussion  and  Analysis  of  Financial  Condition  and Results of Operations."

OUR  ACQUISITION  STRATEGY  INVOLVES  A  NUMBER  OF  RISKS.

     We intend to pursue growth through the opportunistic acquisition of companies or assets that will enable us to expand our service lines to provide more cost-effective customer solutions. We routinely review potential acquisitions. This strategy involves certain risks, including difficulties in the integration of operations and systems, the diversion of our management's attention from other business concerns, and the potential loss of key employees of acquired companies. We may not be able to successfully acquire, and/or integrate acquired businesses into our operations.

RISKS  RELATING  TO  OUR  STOCK

WE MAY NEED TO RAISE ADDITIONAL CAPITAL. IF WE ARE UNABLE TO RAISE NECESSARY ADDITIONAL CAPITAL, OUR BUSINESS MAY FAIL OR OUR OPERATING RESULTS AND OUR STOCK PRICE MAY BE MATERIALLY ADVERSELY AFFECTED.

     Due to the lack of revenue and expenses, we need to secure adequate funding. If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and services and our business will most likely fail. We do not have commitments for additional financing. To secure additional financing, we may need to borrow money or sell more securities, which may reduce the value of our outstanding securities. Under these circumstances, we may be unable to secure additional financing on favorable terms or at all.

     Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders. If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing, we may have to curtail business operations which would have a material negative effect on operating results and most likely result in a lower stock price.

OUR COMMON STOCK HAS EXPERIENCED IN THE PAST, AND IS EXPECTED TO EXPERIENCE IN THE FUTURE, SIGNIFICANT PRICE AND VOLUME VOLATILITY, WHICH SUBSTANTIALLY INCREASES THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PRICE THAT YOU PAY FOR THE SHARES.

     Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2003 and 2004, our common stock was sold and purchased at prices that ranged from a high of $0.25 to a low of $0.0006 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for our common stock may suffer greater declines due to its price volatility.

     The price of our common stock that will prevail in the market after this offering may be higher or lower than the price you pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

-    Variations  in  our  quarterly  operating  results;

-    The  development  of  a  market  in  general for our products and services;

-    Changes  in  market  valuations  of  similar  companies;

- Announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

-    Loss  of  a major customer or failure to complete significant transactions;

-    Additions  or  departures  of  key  personnel;  and

-    Fluctuations  in  stock  market  price  and  volume.

     Additionally, in recent years the stock market in general, and the OTC Bulletin Board and technology stocks in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

     Over the past few months, there have been periods of significant increases in trading volume of our common stock during which the price of our stock has both increased and decreased. The historical trading of our common stock is not necessarily an indicator of how it will trade in the future and our trading price as of the date of this report does not necessarily portend what the trading price of our common stock might be in the future.

     In the past, class action litigation has often been brought against companies following periods of volatility in the market price of the common stock of those companies. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

OUR DIRECTORS HAVE THE RIGHT TO AUTHORIZE THE ISSUANCE OF PREFERRED STOCK AND ADDITIONAL SHARES OF OUR COMMON STOCK.

     Our directors, within the limitations and restrictions contained in our articles of incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. We have no intention of issuing preferred stock at the present time. Any issuance of preferred stock could adversely affect the rights of holders of our common stock.

     Should we issue additional shares of our common stock at a later time, each investor's ownership interest in The Blackhawk Fund would be proportionally reduced. No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

THE ISSUANCE OF SHARES UPON THE EXERCISE OF OUTSTANDING WARRANTS MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

     The issuance of shares upon the exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

     Companies trading on the OTC Bulletin Board, such as The Blackhawk Fund, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

     The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Inasmuch as that the current bid and ask price of common stock is less than $5.00 per share, our shares are classified as "penny stock" under the rules of the SEC. For any transaction involving a penny stock, unless exempt, the rules require:

- That a broker or dealer approve a person's account for transactions in penny stocks; and

- The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

     In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

- Obtain financial information and investment experience objectives of the person; and

- Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

     The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

- Sets forth the basis on which the broker or dealer made the suitability determination; and

- That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

     Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

     Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks

ITEM  2.     DESCRIPTION  OF  PROPERTY.

     We lease office space at 1802 N. Carson Street, Suite 212, Carson City, Nevada, 89701. Our Carson Street lease costs $100 per month and is scheduled to expire on December 31, 2005. Our management team occupies office space at 120 Birmingham, Suite 120-C, Cardiff, California 92007. The Birmingham lease costs $650 per month and is scheduled to expire on December 31, 2005.

ITEM  3.     LEGAL  PROCEEDINGS.

     On December 28, 2004, R. Patrick Liska, who served as our director and officer at the time when we were called Zannwell, Inc., filed a lawsuit against us in the Hennepin county, Minnesota District Court. Mr. Liska alleges that he is entitled to receive 1,000,000 shares of our series A convertible preferred stock, and 5,000,000 shares of our common stock, both of which we deny vigorously. Because this proceeding is only in its beginning stages, it is difficult to predict with any degree of certainty what liability we may face, if

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     On January 3, 2005 the holder of the majority of our voting capital stock acted by written consent to effect the following corporate actions:

     1. Amend our articles of incorporation to change our name from "ZannWell Inc." to "The BlackHawk Fund";

     2. Approve an amendment to our articles of incorporation to increase the authorized number of shares of our common stock from 900,000,000 to 4,000,000,000 shares;

     3. Grant discretionary authority to our board of directors to implement a reverse stock split of our common stock on the basis of one post-consolidation share for up to each 800 pre-consolidation shares to occur at some time within 12 months of the date of this information statement, with the exact time of the reverse split to be determined by the board of directors;

     4. Grant discretionary authority to the directors to implement a proposal for ZannWell Inc. to become a Business Development Corporation to occur at some time within 12 months of the date of this information statement, with the exact time of such conversion to be determined by the board of directors;

     5.     Ratify  the removal of R. Patrick Liska from our board of directors;
and

     6. Ratify the election of Steve Bonenberger and Brent Fouch as our directors.

     We had a consenting stockholder, Palomar Enterprises, Inc., a Nevada corporation, ("Palomar"), which held 19,000,000 shares of our series A preferred stock, 10,000,000 shares of our series B preferred stock, and 10,000,000 shares of our series C preferred stock on the record date. The shares of the series A preferred stock do not have voting rights. Each share of the series B preferred stock entitles the holder to one vote of our common stock on all matters brought before our stockholders. Each share of the series C preferred stock entitles the holder to 100 votes of our common stock on all matters brought before our stockholders. Therefore, Palomar had the power to vote 1,010,000,000 shares of the common stock, which number exceeded the 167,750,000 issued and outstanding shares of our common stock on the record date.

     Palomar voted in favor of the proposed amendments to our articles of incorporation, to ratify the removal of a director and the election of new directors, and for the grant of discretionary authority to the board with respect to the stock split and conversion to a Business Development Corporation.

     Palomar had the power to pass the proposed corporate actions without the concurrence of any of our other stockholders.

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

     Until January 3, 2005, our common stock was quoted on the OTC Bulletin Board under the symbol "ZWLL.OB." On January 3, 2005, in connection with our name change and 1-800 reverse stock split, our symbol changed from "ZWLL.OB." to "BHWK.OB." These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

CALENDAR YEAR 2003    HIGH    LOW
------------------    ----    ---
First Quarter         0.25    0.15
Second Quarter        0.15    0.15
Third Quarter         0.15    0.05
Fourth Quarter        0.25    0.05

CALENDAR YEAR 2003    HIGH    LOW
------------------    ----    ---
First Quarter         0.13    0.07
Second Quarter        0.10    0.03
Third Quarter         0.04  0.0008
Fourth Quarter      0.0061  0.0006

     As of March 31, 2005, we had 570,209,709 shares of our common stock outstanding. Our shares of common stock are held by approximately 53 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

SECTION  15(G)  OF  THE  EXCHANGE  ACT

     The shares of our common stock are covered by Section 15(g) of the Exchange Act, and Rules 15g-1 through 15g-6 promulgated thereunder, which impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors.

     Rule 15g-2 declares unlawful any broker-dealer transactions in "penny stocks" unless the broker-dealer has first provided to the customer a standardized disclosure document.

     Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a "penny stock" transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

     Rule 15g-4 prohibits broker-dealers from completing "penny stock" transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

     Rule 15g-5 requires that a broker-dealer executing a "penny stock" transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales person's compensation.

     Our common stock may be subject to the foregoing rules. The application of the "penny stock" rules may affect our stockholders' ability to sell their shares because some broker-dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the "penny stock" rules.

     The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2004 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

              SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                    (a)               (b)              (c)              (d)
               --------------  -----------------  -------------  ----------------
                                                                      Maximum
                                                  Total number      number (or
                                                  of shares (or     approximate
                                                     units)      dollar value) of
                                                  purchased as     shares (or
                                                     part of     units) that may
                Total number                        publicly         yet be
               of shares (or     Average price     announced        purchased
                   units)          paid per         plans or     under the plans
Period           purchased      share (or unit)     programs       or programs
               --------------  -----------------  -------------  ----------------

October 2004              -0-                -0-           -0-             -0-
November 2004             -0-                -0-           -0-             -0-
December 2004             -0-                -0-           -0-             -0-
               --------------  -----------------  -------------  ----------------
Total                     -0-                -0-           -0-             -0-
               ==============  =================  =============  ================

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

FORWARD-LOOKING  INFORMATION

     Much of the discussion in this Item is "forward looking" as that term is used in Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

     There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

     Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-KSB to be accurate as of the date
hereof.  Changes  may  occur  after  that  date.   We  will  not  update  that
information except as required by law in the normal course of its public disclosure practices.

MANAGEMENT'S  PLAN  OF  OPERATIONS

     We have the following business model in place and operating: We take the lead role in the financing, development and management of our portfolio companies. We receive as an exchange for these services a majority equity interest in each company that we seek to either develop and/or acquire. Once a portfolio company has successfully implemented its stated business model and has moved out of the development and into its operational and growth phases, we will look to assist that portfolio company in the process of becoming publicly traded as a separate entity.

     Our purpose is to gain a higher valuation for the equity positions that are held by The BlackHawk Fund. Currently, we have one portfolio company which has been launched and is now out of the development phase and is moving into its operational and growth phases.

     BlackHawk Financial. We have been able to launch operations for our first portfolio company, Blackhawk Financial. Blackhawk Financial, Inc., is our wholly owned portfolio company. Blackhawk Financial, Inc. has two divisions that are both currently operational:

     (1) Down Payment Assistance Program ("DPA"): This core group assists home buyers who are seeking to purchase a home, but need additional funds for the down payment. Our assistance program consists of the following:

     -    We  match  up  to  $  20,000.00  per  candidate  via  our DPA program;

     - The buyer agrees to invest (match) an equal amount in their home purchase;

     - The buyer agrees to utilize the services (whenever possible) of The Palomar Group (www.thepalomargroup.com) for both its home purchase, sale of any existing property and to locate the new financing for the purchase;

     - Blackhawk Financial, Inc., attaches a second deed of trust to the subject property upon closing;

     - Terms and conditions of the "DPA" vary between nine and 12 percent depending upon the credit score of the applicant and recipient;

     - The note is fully amortized over a t10 year term and will bear the interest rate that is agreed upon by the recipient and Blackhawk Financial, Inc.;

     - Blackhawk Financial, Inc., looks for the borrower (whenever possible) to refinance the loan (secured by a second deed of trust vs. the subject property) and combine it into a larger first deed of trust sometime within a 12-24 month time from the origination.

     To date, no "DPA" programs have been initiated. We have begun a marketing campaign via the North County Times and The Union Tribune in San Diego, California. The purpose of the campaign is to find qualified candidates that can enter the "DPA". Several possible candidates are being interviewed and the company looks to have its first "DPA" in place in the near term.

     (2) Corporate Consulting Services: This core group assists and consults companies, both private and public in matters that range from marketing strategies, to product development and placement services, as well as corporate management, governance and core capitalization structures. Currently, the company has two corporate consulting service contracts in place and looks to gather several more in the coming months.

     Blackhawk Financial, Inc., the only operating portfolio company operates in the highly competitive financial services industry. We have established the following strategies to compete in this industry:

     DPA  Program.  We  are implementing this program via the following methods:

     - Traditional Media: We have begun marketing this program in the local San Diego, California. newspapers. Our parent company (Palomar Enterprises, Inc., PLMI.OB) runs weekly display ads in both local papers and is now featuring the "DPA" program in the weekly display ads.

     - Agents: Our parent company, Palomar Enterprises, Inc., has a team of professional sales agents that it has instructed, at their discretion, to offer the "DPA" program to any suitable candidates.

     - Internet: We have recently entered into an agreement with Data Resource Consultants, Inc., and are in the process of establishing a web based marketing program.

     We believe that these strategies are sufficient to generate the necessary market share for our "DPA" program.

     Corporate Consulting Services. We are implementing this program via the following methods:

     - Relationship based marketing: We have begun penetrating the market based upon the existing relationships of our management.

     - Direct marketing: We are considering a direct marketing campaign to expand our corporate client base.

     - Currently, we have two corporate clients and are looking to secure several others in the near term.

     We have identified the following as our benchmarks for the next 12-24 months:

     - Raise enough capital to fully launch our first core portfolio company, Blackhawk Financial, Inc.;

     - Recruit, train and retain key personnel to oversee the growth and market share and potential profitability of its core portfolio companies;

     - Work with the management team of Blackhawk Financial, Inc., and assist them in the process of becoming publicly traded as a separate entity;

     - Work with the company counsel to prepare and file the documents necessary to operate as a Business Development Company;

     - Establish and maintain an independent board of directors who are tasked with assisting the management with moving the fund to sustain-ability, profitability and earnings;

     - Continue to seek to bring value to our shareholders via the deployment and successful implementation of the stated and established business model.

DEPENDENCE  UPON  ONE  OR  A  FEW  MAJOR  CUSTOMERS

     "DPA" Program. We have no contracts currently in place and we are looking, on a funds available basis to originate several contracts per month.

     Corporate Consulting Services. We currently have two clients: Safe Travel Care, Inc., a corporate consulting client, and eWorldMedia Holdings, Inc, a media services client.

RESULTS  OF  OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2003.

REVENUE

     Revenue for the 12 months ended December 31, 2004 was $0 compared to $0 for the 12 months ended December 31, 2003,. Revenue did not change due to no operations in 2004.

COST  OF  REVENUE

     Cost of revenue was $0 for the 12 months ended December 31, 2004, compared to $0 sales for the 12 months ended December 31, 2003. Cost of revenue did not change due to no operations in 2004. We expect cost of revenue to increase during the coming 12 months due to increased sales and the requirement for additional product.

GENERAL  AND  ADMINISTRATIVE  EXPENSES

     General and administrative expenses ("G&A") were $29,470,043 for the 12 months ended December 31, 2004, compared to $104,287 for the 12 months ended December 31, 2003, an increase of $29,365,756. The increase in G&A is due primarily to stock issued for services. For accounting purposes, the stock issued for services was valued based on the value of the underlying common stock, into which the preferred stock was convertible. As a result, the preferred shares issued for services were valued at $29,362,394. This generated an expense of $29,362,394

     We expect G&A expenses to increase substantially in the coming 12 months due to the increase in sales activities within our business units. We intend to focus on operating efficiencies, increasing revenues, and ensuring profitability in our core business units during this period.


LIQUIDITY  AND  CAPITAL  RESOURCES

     During the twelve-month period ended December 31, 2004, operating expenses were $29,470,812 as compared to $266,309 for the same period in 2003. The increase in professional expenses and operating expenses are mainly a result of launching new product lines and related expenses. We intend to continue to find ways to expand our business through new product development and introduction and possibly through completing the one planned acquisition. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur smaller losses in the near future if we are able to expand our business and the marketing of our products and services now under development. The losses will be created to the extent of the excess of technology development and marketing expenses over the income from operations. Our operating losses as shown may be perceived as alarming and possibly indicate a downward spiral leading to the demise of the company; however, from management's point of view, there is a bright side to the operating losses which have accumulated to approximately $29,739,726 are tapering off. The positive side of this operating loss will be beneficial to us as two - three of our business units become profitable in 2005 and the net operating loss will allow us to accumulate cash without paying foreseeable future.

     During the 12 months ended December 31, 2004, we generated a net loss of $29,477,019. During the 12 months ended December 31, 2004, we used cash in operating activities of $403,405, cash provided by investing activities was $10,300, and cash provided by financing activities was $392,990.

     In order to execute our business plan, we will need to acquire additional capital from debt or equity financing. In the absence of significant revenue and profits, we will be completely dependent on additional debt and equity financing arrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements for the fiscal year ending December 31, 2005. No assurance can be given that any such additional funding will be available or that, if available, can be obtained on terms favorable to us. If we are unable to raise needed funds on acceptable terms, we will not be able to execute our business plan, develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner.

CRITICAL  ACCOUNTING  POLICIES

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policy involve the most complex, difficult and subjective estimates and judgments.

STOCK-BASED  COMPENSATION

     In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. SFAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

     We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     We adopted SFAS No. 142. Under the new rules, we will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption.

     Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on our consolidated financial statements.
SFAS  No.  143
establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. We expect that the provisions of SFAS No. 143 will not have a material impact on our consolidated results of operations and financial position upon adoption. We plan to adopt SFAS No. 143 effective January 1, 2003.

     SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." We adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on our consolidated financial statements.

     In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. We do not expect the adoption to have a material impact to our financial position or results of operations.

     In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect the adoption to have a material impact to our financial position or results of operations.

     In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this statement did not have a material impact to our financial position or results of operations as we have not engaged in either of these activities.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on our financial position or results of operations as we have not elected to change to the fair value based method of accounting for stock-based employee compensation.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not expect the adoption to have a material impact to our financial position or results of operations.

     In  April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our results of operations or financial position.

OFF-BALANCE  SHEET  ARRANGEMENTS

     We  do  not  have  any  off-balance  sheet  arrangements.

ITEM  7.     FINANCIAL  STATEMENTS.

     THE FINANCIAL STATEMENTS AND RELATED NOTES ARE INCLUDED AS PART OF THIS REPORT AS INDEXED IN THE APPENDIX ON PAGE F-1 THROUGH F-11.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On June 22, 2004, we dismissed Beckstead & Watts, LLP as our independent accountants, and we have engaged Malone & Bailey, PC as our independent accountants.

     The reports of Beckstead & Watts, LLP on our financial statements for the fiscal years ended December 31, 2002 and 2003 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

     The decision to dismiss Beckstead & Watts, LLP was approved by our board of directors.

     During our fiscal years ended December 31, 2002 and 2003 and the subsequent interim period through June 22, 2004, the date of the dismissal of Beckstead & Watts, LLP, we did not have any disagreement with Beckstead & Watts, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     During that time, there were no "reportable events" as set forth in Item 304(a)(1)(i-v) of Regulation S-B adopted by the Securities and Exchange Commission.

     We engaged Malone & Bailey, PC ("Malone & Bailey") on June 22, 2004. The decision to engage Malone & Bailey was recommended by our board of directors. During our two most recent fiscal years and any subsequent interim period prior to the engagement of Malone & Bailey, neither we nor anyone on our behalf consulted with Malone & Bailey regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements or (ii) any matter that was either the subject of a "disagreement" or a "reportable event."

     We have provided Beckstead & Watts, LLP with a copy of our current report on Form 8-K prior to its filing with the Commission, and we have requested that Beckstead & Watts furnish a letter addressed to the Commission stating whether it agreed with the statements made by us in that report and if not, stating the respects in which it did not agree. Beckstead & Watts' letter was attached as an exhibit to our current report, filed with the Commission on July 14, 2004.

ITEM  8A.     CONTROLS  AND  PROCEDURES.

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

     Evaluation of disclosure and controls and procedures. As of the end of the period covered by this Annual report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls over financial reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

ITEM  8B.     OTHER  INFORMATION.

     None.

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

     Our  directors  and  executive  officers  are:

      NAME         AGE                     POSITION                      POSITION HELD SINCE
      ----         ---                     --------                      -------------------

Steve Bonenberger   48  President, director and chief executive officer           2004

Brent Fouch         35  Secretary, director and chief financial officer           2004

     Our  executive  officers  are  elected  annually by our board of directors.

     Steve Bonenberger: During the past five years, Mr. Bonenberger was the managing director of B.M.M., LLC, a corporate consulting firm. Going forward, he intends to devote a significant portion of his time to the furtherance of our operations.

     Brent Fouch: Over the past four years, Mr. Fouch has been a corporate consultant. Mr. Fouch intends to serve as our chief financial officer, director and secretary. In the period encompassing from 2003 to present, Mr. Fouch has served as chief operating officer of Palomar Enterprises, Inc., as the president of Action Stocks, Inc., a corporate media company, and was president of Micro Capital Corporation, where he performed business consulting services.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish us with copies of all forms so filed.

     Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, we are aware of one person who during the year ended December 31, 2004, was a director, officer, or beneficial owners of more than ten percent of our common stock, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year as follows:

- Robert C. Simpson. Dr. Simpson was an officer and director during the year 2004. Dr. Simpson failed to timely file a Form 4 for the year ended December 31, 2004.

- Steve Bonenberger. Mr. Bonenberger was an officer and director during the year 2004. Mr. Bonenberger failed to timely file a Form 4 for the year ended December 31, 2004.

- Brent Fouch. Mr. Fouch was an officer and director during the year 2004. Mr. Fouch failed to timely file a Form 4 for the year ended December 31, 2004.

- R. Patrick Liska. Mr. Liska was an officer and director during the year 2004. Mr. Liska failed to timely file a Form 3 for the year ended December 31, 2004.

- Palomar Enterprises, Inc. Palomar Enterprises, Inc. was a beneficial owners of more than ten percent of our common stock during the year 2004. Palomar Enterprises, Inc. failed to timely file a Form 4 for the year ended December 31, 2004.

CODE  OF  ETHICS

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

- Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

- Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications made by us;

-    Compliance  with  applicable  governmental  laws,  rules  and  regulations;

- The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

-    Accountability  for  adherence  to  the  code.

     A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions is filed as an exhibit to this Annual report. We have posted a copy of the code of ethics on our website.

     We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 1802 N. Carson Street, Suite 212, Carson City, Nevada, 89701.

ITEM  10.     EXECUTIVE  COMPENSATION.

SUMMARY  OF  CASH  AND  CERTAIN  OTHER  COMPENSATION

SUMMARY  COMPENSATION  TABLE

     The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to The Blackhawk Fund and our subsidiaries:

-------------------------------------------------------------------------------------------------------------------------------
                                            ANNUAL COMPENSATION                     LONG TERM COMPENSATION
                                  ---------------------------------------  --------------------------------------
                                                                                     AWARDS              PAYOUTS
                                                                           --------------------------------------
                                                                            RESTRICTED     SECURITIES
                                                             OTHER ANNUAL     STOCK        UNDERLYING      LTIP      ALL OTHER
NAME AND PRINCIPAL                   SALARY        BONUS     COMPENSATION    AWARD(S)     OPTIONS/SARS   PAYOUTS   COMPENSATION
     POSITION           YEAR          ($)           ($)         ($)             ($)         (#)          ($)       ($)
------------------  ------------  -----------  -------------  -----------  -------------  ------------  ---------  ------------

Robert C. Simpson
                            2004                      0        0            0               0              0            0

Steve Bonenberger *
                            2004            0         0        0            0               0              0            0

Brent Fouch *               2004            0         0        0            0               0              0            0
-------------------------------------------------------------------------------------------------------------------------------

*     During  the  first  quarter  of  2005,  we  paid  the  following salaries:

Steve  Bonenberger                          $  5,000.00
Brent  Fouch                               $  10,000.00.


EMPLOYMENT  AGREEMENTS

We do not have employment agreements with either of our officers or directors at this time. However, we do intend to enter into employment agreements with each of Mr. Steve Bonenberger and Mr. Brent Fouch in the near future. We will promptly report our entry into such employment agreements with Messrs. Bonenberger and Fouch by making appropriate filing(s) with the Commission. We also plan to enter into consulting agreements with various consulting entities owned by our officers and directors. We will promptly report our entry into such consulting agreements by making appropriate filing(s) with the Commission.

CONFIDENTIALITY  AGREEMENTS

     None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY  COMPENSATION  PLAN  INFORMATION

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

     The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

-    All  compensation  plans  previously  approved  by  security  holders;  and

-    All  compensation  plans  not  previously  approved  by  security  holders.

                                                                                                NUMBER OF SECURITIES REMAINING
                                 NUMBER OF SECURITIES TO BE                                     AVAILABLE FOR FUTURE ISSUANCE
                                   ISSUED UPON EXERCISE OF        WEIGHTED-AVERAGE EXERCISE       UNDER EQUITY COMPENSATION
                                OUTSTANDING OPTIONS, WARRANTS      OF OUTSTANDING OPTIONS,       PLANS (EXCLUDING SECURITIES
                                         AND RIGHTS                  WARRANTS AND RIGHTS          REFLECTED IN COLUMN (A))
        PLAN CATEGORY                        (A)                             (B)                             (C)
-----------------------------  -------------------------------  ------------------------------  ------------------------------

Equity compensation plans                                  -0-                             N/A                           N/A
approved by security holders
Equity compensation plans not                      207,500,000                           0.001                           N/A
approved by security holders
Total                                              207,500,000                          $0.001                           -0-

SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The following table sets forth, as of December 31, 2004, information concerning ownership of our securities by:

- Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

- Each person who owns beneficially outstanding shares of our preferred stock;

-    Each  director;

-    Each  named  executive  officer;  and

-    All  directors  and  officers  as  a  group.

                                                     COMMON STOCK BENEFICIALLY  PREFERRED STOCK BENEFICIALLY
                                                             OWNED  (2)                  OWNED  (2)
                                                     -------------------------  ----------------------------
    NAME AND ADDRESS OF BENEFICIAL OWNER (1)             NUMBER      PERCENT         NUMBER        PERCENT
---------------------------------------------------  --------------  ---------  ---------------  -----------
Steve Bonenberger . . . . . . . . . . . . . . . . .            -0-       -0-               -0-          -0-
Brent Fouch . . . . . . . . . . . . . . . . . . . .            -0-       -0-               -0-          -0-
                                                     --------------  --------   ---------------  -----------
All directors and officers as a group (two persons)            -0-       -0-               -0-          -0-
                                                     ==============  ========   ===============  ===========
Palomar Enterprises (6) . . . . . . . . . . . . . .            -0-       -0-     19,000,000 (3)       95 (3)
                                                                                 10,000,000 (4)      100 (4)
                                                                                 10,000,000 (5)      100 (4)
R. Patrick Liska. . . . . . . . . . . . . . . . . .            -0-       -0-      1,000,000 (3)        5 (3)

------------------

(1) Unless otherwise indicated, the address for each of these stockholders is c/o The Blackhawk Fund, 1802 N. Carson Street, Suite 212, Carson City, Nevada, 89701, telephone number (775) 887-0670. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to the shares of our common and preferred stock which he beneficially owns.
(2) Beneficial ownership is determined in accordance with the rules of the SEC. As of March 31, 2005, the total number of outstanding shares of the common stock is 570,209,709, the total number of outstanding shares of the Series A preferred stock is 20,000,000, the total number of outstanding shares of the Series B preferred stock is 10,000,000 and the total number of outstanding shares of the Series C preferred stock is 10,00,000.
(3)  Series  A  preferred  stock.
(4)  Series  B  preferred  stock.
(5)  Series  C  preferred  stock.
(6) Palomar Enterprises, Inc., a Nevada publicly-traded corporation, is controlled by Messrs. Steve Bonenberger and Brent Fouch, our officers and directors. Palomar Enterprises, Inc. holds 19,000,000 shares of our Series A preferred stock, 10,000,000 shares of our Series B preferred stock and 10,000,000 shares of our series C preferred stock, equivalent to the voting power of 1,010,000,000 shares of our common stock, which number exceeds the number of shares outstanding as of March 31, 2005 .

     There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of The Blackhawk Fund.

     There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

During the first quarter of 2005, we paid $50,000.00 in consulting fees to BMM, LLC, a Limited liability company owned and controlled by Steve Bonenberger, our officer and director. We also paid $45,000.00 in consulting fees to Prize Entertainment, Inc., a corporation owned and controlled by Brent Fouch, our officer and director.


ITEM  13.     EXHIBITS.

EXHIBIT
-------
  NO.                                      IDENTIFICATION OF EXHIBIT
  ---                                      -------------------------
3.1**    Articles of Incorporation.
3.2*     Certificate of Amendment to Articles of Incorporation, filed on June 30, 2004.
3.3*     Certificate of Designation establishing our Series A, B and C Preferred Stock, filed effective July 21, 2004.
3.4*     Certificate of Correction to the Certificate of Designation for our Series B Preferred Stock, filed effective on November 29, 2004.
3.5*     Certificate of Amendment to Articles of Incorporation, filed effective January 3, 2005.
3.6*     Certificate of Amendment to Articles of Incorporation, filed effective January 4, 2005
3.7*     Amended Bylaws of Zannwell, Inc.
10.1**   Zannwell Inc. Capital Stock Purchase Agreement, dated November 29, 2004.
14*      Code of Ethics
21*      Subsidiaries.
31.1*    Certification of Steve Bonenberger, President and Chief Executive Officer of The Blackhawk Fund,
         pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
31.2*    Certification of Brent Fouch, Secretary and Chief Financial Officer of The Blackhawk Fund, pursuant to
         18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002
32.1*    Certification of Steve Bonenberger, President and Chief Executive Officer of The Blackhawk Fund,
         pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
32.2*    Certification of Brent Fouch, Secretary and Chief Financial Officer of The Blackhawk Fund, pursuant to
         18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

__________
** Previously  Filed
*  Filed  Herewith

Item  14.     Principal  Accountant  Fees  and  Services.

AUDIT  FEES

     The aggregate fees billed by Malone & Bailey for professional services rendered for the audit of our annual financial statements for fiscal year 2004 were $19,515.

AUDIT-RELATED  FEES

     The aggregate fees billed by Beckstead & Watts for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2003 were $0.

     The aggregate fees billed by Malone & Bailey for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2004 were $0.

ALL  OTHER  FEES

     There were no other fees billed by Beckstead & Watts or Malone & Bailey for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        The  Blackhawk  Fund

Date: April 15, 2005.
                                        By /s/Steve  Bonenberger
                                          -----------------------------------
                                           Steve  Bonenberger,
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                       Title                      Date
      ---------                       -----                      ----

/s/ Steve Bonenberger          President, Director           April 15, 2005
---------------------      and Chief Executive Officer
  Steve Bonenberger

   /s/ Brent Fouch             Secretary, Director           April 15, 2005
---------------------      and Chief Financial Officer
    Brent Fouch

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
     The Blackhawk Fund
     (Formerly ZannWell,Inc.
     And USA Telcom Internationale)
     Cardiff, California

We have audited the accompanying balance sheet of The Blackhawk Fund as of December 31, 2004 and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of Blackhawk's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blackhawk Fund as of December 31, 2004 and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the financial statements, errors resulting in an overstatement of assets and liabilities and an understatement of expenses were discovered by management in 2004. Accordingly, adjustments have been made as of December 31, 2003 to correct the errors.


Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

February 8, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board  of  Directors
USA  TELCOM  INTERNATIONALE
Las  Vegas,  Nevada

We have audited the Statements of Operations, Stockholders' Equity, and Cash Flows for the year ended December 31, 2003 of USA Telcom Internationale (A
Nevada Corporation). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of USA Telcom Internationale's operations and cash flows for the year ended December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

As discussed in Note 12 to the financial statements, errors resulting in an overstatement of assets and liabilities and an understatement of expenses were discovered by management in 2004. Accordingly, adjustments have been made as of December 31, 2003 to correct the errors.


Beckstead  and  Watts,  LLP

March  16,  2004

                               THE BLACKHAWK FUND
             (FORMERLY ZANNWELL, INC. AND USA TELCOM INTERNATIONALE
                                  BALANCE SHEET
                                DECEMBER 31, 2004


Total Assets                                                            $          -
                                                                        =============

LIABILITIES AND STOCKHOLDERS' DEFICIT


  Total Liabilities                                                     $          -
                                                                        -------------

Commitments                                                                        -

Stockholders' Deficit
  Preferred Stock, $.001 par value:
    Series A: Authorized 20,000,000, 19,000,000 issued and outstanding        19,000
    Series B: Authorized 10,000,000, 10,000,000 issued and outstanding        10,000
    Series C: Authorized 20,000,000, 10,000,000 issued and outstanding        10,000
  Common Stock, $.001 par value:
    1,125,000 shares authorized, 209,695 shares
      issued and outstanding                                                     210
  Additional Paid-In Capital                                              29,700,516
  Retained Deficit                                                       (29,739,726)
                                                                        -------------

  Total Stockholders' Deficit                                                      -
                                                                        -------------

Total Liabilities and Stockholders' Deficit                             $          -
                                                                        =============

          See accompanying summary of significant accounting policies and notes to financial statements.

                           THE BLACKHAWK FUND
         (FORMERLY ZANNWELL, INC. AND USA TELCOM INTERNATIONALE
                         STATEMENTS OF EXPENSES
                 Years Ended December 31, 2004 and 2003


                                                          (Restated)
                                               2004          2003
                                           -------------  -----------
OPERATING EXPENSES
  General & Administrative                 $ 29,470,043   $  104,287
  Impairment of loan                                  -      161,850
  Depreciation                                        -          172
  Interest Income                                    (2)           -
  Interest Expense                                6,209            -
  Loss on Sale of Assets - Related Party            769            -
                                           -------------  -----------

NET LOSS                                   $(29,477,019)  $ (266,309)
                                           =============  ===========

  Basic and Diluted Net Income (Loss)
    Per Common Share                       $    (359.16)  $   (50.12)
                                           =============  ===========

Weighted Average Number of Shares
  Outstanding                                    82,071        5,313
                                           =============  ===========

      See accompanying summary of significant accounting policies and notes to financial statements.

                                                     THE BLACKHAWK FUND
                                   (FORMERLY ZANNWELL, INC. AND USA TELCOM INTERNATIONALE
                                               Statement of Stockholders' Deficit
                                             Years Ended December 31, 2003 and 2004
                                                            (Restated)


                                     Preferred Stock     Preferred Stock     Preferred Stock
                                  ------------------------------------------------------------    Common Stock     Additional
                                       Series A             Series B             Series C        ----------------    Paid-In
                                    Shares    Amount     Shares    Amount     Shares    Amount   Shares   Amount     Capital
                                  --------------------------------------------------------------------------------------------

Balances, December 31, 2003                -        -           -        -           -        -    5,313        5      178,988

Net Income
                                           -        -           -        -           -        -        -        -            -
                                  --------------------------------------------------------------------------------------------

Balances, December 31, 2003 (Restated)     -        -           -        -           -        -    5,313        5      178,988

Common Stock Issued for Cash               -        -           -        -           -        -  111,250      111      392,823
Common Stock Issued for Services           -        -           -        -           -        -   93,125       93      268,437
Preferred Series A Issued for
Services                          19,000,000   19,000           -        -           -        -        -        -      477,000
Preferred Series B Issued for
Services                                   -        -  10,000,000   10,000           -        -        -        -      100,000
Preferred Series C Issued for
Services                                   -        -           -        -  10,000,000   10,000        -        -   27,990,000
Stock Option Expense                       -        -           -        -           -        -        -        -       54,346
Imputed Interest                           -        -           -        -           -        -        -        -        4,815
Debt forgiveness-Related Party             -        -           -        -           -        -        -        -      234,108
Net Loss
                                           -        -           -        -           -        -        -        -            -
                                  --------------------------------------------------------------------------------------------

Balances, December 31, 2004       19,000,000  $19,000  10,000,000  $10,000  10,000,000  $10,000  209,688  $   210  $29,700,517
                                  ============================================================================================


                                               Retained          Total
                                               Earnings      Stockholders'
                                               (Deficit)        Equity
                                             ------------------------------

Balances, December 31, 2002                  $      3,602   $      182,595

Net Income                                      (266,309)        (266,309)
                                             ------------------------------

Balances, December 31, 2003 (Restated)          (262,707)         (83,714)

Common Stock Issued for Cash                            -          392,934
Common Stock Issued for Services                        -          268,530
Preferred Series A Issued for
Services                                                -          496,000
Preferred Series B Issued for
Services                                                -          110,000
Preferred Series C Issued for
Services                                                -       28,000,000
Stock Option Expense                                    -           54,346
Imputed Interest                                        -            4,815
Debt forgiveness-Related Party                          -          234,108
Net Loss
                                              (29,477,019)     (29,477,019)
                                             ------------------------------

Balances, December 31, 2004                  $(29,739,726)  $            -
                                             ==============================

    See accompanying summary of significant accounting policies and notes to financial statements.

                               THE BLACKHAWK FUND
             (FORMERLY ZANNWELL, INC. AND USA TELCOM INTERNATIONALE
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2004 and 2003

                                                                        (Restated)
                                                             2004          2003
                                                         -------------  ----------
Cash Flows From Operating Activities
  Net Income (Loss)                                      $(29,477,019)  $(266,309)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation                                                      -         172
  Impairment of loan                                                -     161,850
  Loss on Sale of Assets-Related Party                            769           -
  Stock Option Expense                                         54,346           -
  Stock Issued for Services                                28,874,530           -
  Imputed Interest                                              4,815           -
Changes in Operating Assets and Liabilities:
  Decrease in other assets                                          -       5,000
  Increase in Accounts Payable and Other Liabilities          139,154      10,846
                                                         -------------  ----------

Net cash used in operating activities                        (403,405)    (88,441)
                                                         -------------  ----------

Cash Flows From Investing Activities:
  Proceeds from the Sale of Assets                             10,300           -
  Cash given for loan                                               -    (171,850)
                                                         -------------  ----------

Net cash provided by (used in) investing activities            10,300    (171,850)
                                                         -------------  ----------

Cash Flows From Financing Activities:
  Proceeds from the sale of common stock                      392,934           -
  Proceeds from related party loan                             84,209      84,052
  Payments on loan payable-Shareholder                        (84,153)          -
                                                         -------------  ----------

Net cash provided by financing activities                     392,990      84,052
                                                         -------------  ----------

Net Change in Cash                                               (115)   (176,239)

Cash Beginning of Period                                          115     176,354
                                                         -------------  ----------

Cash End of Period                                       $          -   $     115
                                                         =============  ==========

Supplemental information:
  Interest Paid                                          $      1,445   $       -
                                                         =============  ==========

  Income Taxes Paid                                      $          -   $       -
                                                         =============  ==========

Non-Cash Disclosures:
  Debt forgiveness-related party                         $    234,108   $       -
                                                         =============  ==========

    See accompanying summary of significant accounting policies and notes to financial statements.

                               THE BLACKHAWK FUND
             (Formerly Zannwell, Inc. and USA Telcom Internationale)
                          NOTES TO FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature of business. The Blackhawk Fund ("Blackhawk") was organized November 5, 1998 in Nevada as USA Telecom. In 1998, the entity amended its articles of incorporation to change its name to USA Telcom, in 2000 it amended its articles of incorporation to change its name to USA Telcom Internationale, in 2004 it amended its articles of incorporation to change its name to ZannWell Inc., and on January 2005, it amended its articles of incorporation to change its name to Blackhawk Fund. Blackhawk did not have any operating activities as of December 31, 2004.

Restatements of 2003 were made. See note 12 for details.

Reclassifications. Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statement of cash flows, Blackhawk considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition. Blackhawk recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. Blackhawk had no revenues for years ended December 31, 2004 or 2003.

Property and equipment is valued at cost. Additions are capitalized and maintenance and repairs are charged to expense as incurred. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets.

Impairment of Long-Lived Assets. Blackhawk reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Blackhawkassesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

Income taxes. Blackhawk recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Blackhawk provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted net income (loss) per share. The basic net loss per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing the net income (loss) adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended December 31, 2004, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock Compensation. Blackhawk adopted the disclosure requirements of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (FAS No.
123) and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model.

Blackhawk accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Blackhawk granted 95,000 options to purchase common stock to employees during the year ended December 31, 2004. All options vest immediately, have an exercise price of 85 percent of market value on the date of grant and expire 10 years from the date of grant. Blackhawk recorded compensation expense of $54,346 under the intrinsic value method during the year ended December 31, 2004.

The following table illustrates the effect on net loss and net loss per share if Blackhawk had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                         (Restated)
                                          2004              2003
                                   -----------------  ---------------
Net income (loss) as reported      $    (29,477,019)  $     (266,309)
Add:  stock based compensation
      determined under intrinsic
      value-based method                     54,346                -

Less: stock based compensation
      determined under fair value-
      based method                         (362,306)               -
                                   -----------------  ---------------

  Pro forma net income (loss)      $    (29,784,979)  $     (266,309)
                                   =================  ===============

Basic and diluted net loss
  per common share:
  As reported                      $        (359.16)  $       (50.12)
  Pro forma                                 (362.92)          (50.12)

The weighted average fair value of the stock options granted during 2004 and 2003 was $.005 and n/a respectively. Variables used in the Black-Scholes option-pricing model include (1) 1.5% risk-free interest rate and n/a respectively, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility was 462% and n/a respectively, and (4) zero expected dividends.

Recently issued accounting pronouncements. Blackhawk does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Blackhawk results of operations, financial position or cash flow.

Stock split. On January 3, 2005, Blackhawk effected a 1:800 reverse split. All share and per share amounts presented have been restated to reflect the split as if it had occurred on the first day of the first period presented.

NOTE  2  -  ASSETS

On March 3, 2004 Blackhawk agreed to sell to AMVI 1st Corporation, a related company, $500 of marketable securities, $300,000 note receivable, and fixed assets, net of depreciation worth $569 in exchange for $10,300 cash. The note receivable was written down to $10,000 as of December 31, 2003, resulting in a loss of $769. See note 12 for further details.

NOTE  3  -  RELATED  PARTY  DEBT  FORGIVENESS

During the year ended December 31, 2004, three related parties forgave $150,000 of accounts payable and $84,108 of notes payable owed to them. This resulted in a charge of $234,108 to additional paid in capital.

NOTE  4  -  LOAN  PAYABLE  -  SHAREHOLDER

During the year ended December 31, 2004, Blackhawk paid back a shareholder $85,447 loaned to Blackhawk in 2003. $84,052 was principle and $1,395 was interest.

NOTE  5  -  COMMITMENTS

Blackhawk's principal office is in the office of a director and shareholder pursuant to a verbal agreement on a rent-free month-to-month basis.

NOTE  6  -  STOCK  OPTION  PLAN

In 2004 Blackhawk adopted the 2004 Employee Stock Option Plan ("the Plan"). The Plan provides for the granting of stock options to employees and consultants of Blackhawk. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISO") may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options ("NSO") may be granted to Blackhawk employees and consultants. Blackhawk has reserved 232,500 shares of common stock for issuance under the Plan.

Options under the Plan may be granted for periods of up to ten years and at an exercise price of 85 percent of market value on the date of grant, provided, however, that the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. To date, options granted generally are exercisable immediately as of the effective date of the option agreement.

Summary  information  regarding  options  is  as  follows:

                                         Exercise
                               Options     Price
                               --------  ---------
Outstanding at
  December 31, 2003                  -         n/a

Year ended December 31, 2004:
  Granted                       95,000   $     3.2
  Exercised                    (95,000)  $     3.2
                               --------  ---------

Outstanding at
  December 31, 2004                  -         n/a
                               ========  =========

There  were  no  options  outstanding  and  exercisable as of December 31, 2004.

NOTE  7  -  INCOME  TAXES

Blackhawk uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

Internal Revenue Section 382 restricts the ability to use these carry-forwards whenever an ownership change as defined occurs. Blackhawk incurred such an ownership change on March 19, 2004 and again on November 29, 2004.

NOTE  8  -  COMMON  STOCK

During the year ended December 31, 2004, employees exercised options to acquire 95,000 shares of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and Blackhawk received proceeds totaling $132,934.

During the year ended December 31, 2004, Blackhawk sold 16,250 shares of common stock in a private placement for proceeds of $260,000.

During the year ended December 31, 2004, Blackhawk issued 93,125 shares of common stock for services. The shares were valued at $268,530.

NOTE  9  -  PREFERRED  STOCK

There  are  three  classes  of  preferred  stock,  A,  B  &  C.

Each Series A holder is entitled to receive cash, stock, or other property, as dividends, and at any time, may redeem the whole or any part of the outstanding Series A Preferred Stock. Each share of Series A is convertible at the option of the holder into .0125 shares of common stock. The Series A Preferred Stock will have no voting rights, prior to conversion into shares of common stock.

Each Series B holder is entitled to receive cash, stock or other property, as dividends, and at any time may redeem the whole or any part of the outstanding Series B Preferred Stock. Each share of Series B is convertible at the option of the holder into .25 shares of common stock. Series B holders are entitled to ..00125 votes per share.

Each Series C holder is entitled to receive cash, stock or other property, as dividends, and at any time may redeem the whole or any part of the outstanding Series C Preferred Stock. Series C is not convertible, but each share has .125 votes per share.

During the year ended December 31, 2004, Blackhawk issued 19,000,000 shares of Series A preferred stock for services. The shares were valued at $496,000.

During the year ended December 31, 2004, Blackhawk issued 10,000,000 shares of Series B preferred stock for services. The shares were valued at $110,000.

During the year ended December 31, 2004, Blackhawk issued 10,000,000 shares of Series C preferred stock for services. The shares were valued at $28,000,000.

NOTE  10  -  CHANGE  OF  CONTROL

On March 19, 2004, USA Telcom Internationale sold 16,250 shares of common stock to Robert C. Simpson for $260,000. Dr Simpson paid the purchase price for these shares from personal funds. The 16,250 shares constituted approximately seventy-five percent (75%) of the issued and outstanding shares of common stock of USA Telcom Internationale. Before this issuance, Mr. Allen Jones was the controlling stockholder of USA Telcom Internationale.

On November 29, 2004, Robert C. Simpson, then-sole director and officer of Blackhawk, sold his 19,000,000 shares of series A Preferred stock, 10,000,000 shares of series B Preferred stock, and 10,000,000 shares of series C Preferred stock of Blackhawk to Palomar Enterprises, Inc. ("Palomar") for $380,000.


NOTE  11  -  SUBSEQUENT  EVENTS

Effective on January 3, 2005, Blackhawk effected a 1:800 reverse split of its issued and outstanding common stock and increased its authorized number of shares of common stock from 1,125,000 to 5,000,000 shares.

In January and February 2005, Blackhawk employees exercised options to acquire 62,000,000 shares of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and Blackhawk received proceeds totaling $117,583.

In January 2005, Palomar exchanged 10 million shares of Series B preferred stock for 100 million shares of Blackhawk's common stock. The 10 million shares of Series B preferred were convertible under their terms into 125,000 shares of post-split common stock. The additional 99,875,000 had a fair market value of $.04 per share resulting in additional compensation of $3,995,000.

NOTE  12  -  RESTATEMENT

During 2004, management discovered errors in 2003 whereby assets and liabilities were overstated and expenses were understated. A note receivable for $300,000 originally on the books as of December 31, 2003 was settled in 2004 for $10,000. $128,150 of interest income associated with this note was recognized in 2003. The interest income created net income in 2003 which created income taxes payable and income tax expense as of December 31, 2003. The restatement reduces the $300,000 note receivable to $10,000, eliminates the interest income of $128,150, creates an impairment expense of $161,850 and eliminated the income taxes payable and income tax expense of $4,662.