Form 10QSB
period 2005-03-31
Blackhawk Fund
filed 2005-05-31
CIK 1096768

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2005.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 000-49672 |

                               THE BLACKHAWK FUND
                 (Name of small business issuer in its charter)

                 NEVADA                                      88-0408213
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification No.)
            or organization)

    1802 N. CARSON STREET, SUITE 212-3018
             CARSON CITY, NEVADA                               89701
   (Address of principal executive offices)                  (Zip Code)

                                 (775) 887-0670
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 3, 2005, the issuer had 570,209,709 shares of its common stock issued and outstanding.

     Transitional  Small  Business  Disclosure Format (check one):  Yes  [_]  No
[X]

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . .   1
    Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . .   1
    Item 2.  Management's Discussion and Analysis or Plan of Operation .   2
    Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . .   5
PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .   6
    Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .   6
    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   6
    Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . .   6
    Item 4.  Submission of Matters to a Vote of Security Holders.. . . .   6
    Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .  __
    Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . .   7
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.   8
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.   9
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.  10
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.  11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS.

                               THE BLACKHAWK FUND
                                  BALANCE SHEET
                                 March 31, 2005
                                   (unaudited)


ASSETS
  Cash                                                           $     14,574
                                                                 =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                               $      1,167
                                                                 -------------

Commitments and Contingencies                                               -

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value:
    Series A: Authorized 20,000,000, 9,000,000
    issued and outstanding                                              9,000
    Series B: Authorized 10,000,000, 10,000,000
    issued and outstanding                                             10,000
    Series C: Authorized 20,000,000, 10,000,000
    issued and outstanding                                             10,000
  Common stock, $.001 par value, 4,000,000,000 shares
    authorized, 570,209,709 shares issued and outstanding             570,210
  Additional paid in capital                                       33,749,444
  Retained deficit                                                (34,335,247)
                                                                 -------------

          Total Stockholders' Equity                                   13,407
                                                                 -------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $     14,574
                                                                 =============

                               THE BLACKHAWK FUND
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2005 and 2004
                                   (unaudited)


                                                     2005          2004
                                                 -------------  ----------
Revenue                                          $      3,118   $       -
                                                 -------------  ----------
Expenses:
  General and administrative expense                4,598,639      29,239
                                                 -------------  ----------


Other expense:
  Interest expense                                          -          50
  Loss on the sale of assets - related party                -     290,769
                                                 -------------  ----------

Net loss                                         $ (4,595,521)  $(320,058)
                                                 =============  ==========

Basic and diluted loss per common share          $       (.02)  $  (41.78)

Weighted average common shares outstanding        191,938,597       7,659

                                 THE BLACKHAWK FUND
                              STATEMENTS OF CASH FLOWS
                     Three Months Ended March 31, 2005 and 2004
                                   (unaudited)


                                                                2005         2004
                                                            ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $(4,595,521)  $(320,058)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Stock issued for services                                 3,995,000           -
    Stock option expense                                        393,262           -
    Loss on sale of assets - related party                            -     290,769
  Changes in:
   Accounts payable                                               1,167           -
   Accrued expenses                                                   -     (15,508)
                                                            ------------  ----------
NET CASH USED IN OPERATING ACTIVITIES                         ( 206,092)    (44,797)
                                                            ------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from the sale of assets - related party                   -      10,300
                                                            ------------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                      220,666     260,000
  Payments on loan payable - related party                            -     (84,052)
                                                            ------------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       220,666     175,948
                                                            ------------  ----------
NET CHANGE IN CASH                                               14,574     141,451

CASH BALANCES
  -Beginning of period                                                -         115
                                                            ------------  ----------
  -End of period                                            $    14,574   $ 141,566
                                                            ============  ==========
Supplemental disclosures:
  Interest paid                                             $         -   $      50
  Income taxes paid                                                   -       5,828

                               THE BLACKHAWK FUND
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of The Blackhawk Fund ("Blackhawk") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Blackhawk's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2004 as reported in the 10-KSB have been omitted.


Stock Compensation. Blackhawk adopted the disclosure requirements of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation FAS No. 123 and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model.

Blackhawk accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Blackhawk granted 470,000,014 options to purchase common stock to employees during the three months ended March 31, 2005. All options vest immediately, have an exercise price of 85 percent of market value on the date of grant and expire 10 years from the date of grant. Blackhawk recorded compensation expense of $393,262 under the intrinsic value method during the three months ended March 31, 2005.

The following table illustrates the effect on net loss and net loss per share if Blackhawk had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                  2005         2004
                                              ------------  ----------
     Net loss as reported                     $(4,595,521)  $(320,058)
     Add:   stock based compensation
            determined under intrinsic
            value-based method                    393,262           -

     Less:   stock based compensation
             determined under fair value-
             based method                      (2,621,746)          -
                                              ------------  ----------
          Pro forma net loss                  $(6,824,005)  $(320,058)
                                              ============  ==========
     Basic and diluted net loss
          per common share:


          As reported                         $      (.02)  $  (41.79)
          Pro forma                                  (.04)     (41.79)

The weighted average fair value of the stock options granted during 2005 and 2004 was $.005 and n/a, respectively. Variables used in the Black-Scholes option-pricing model include (1) 1.5% risk-free interest rate and n/a respectively, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility was 566% and n/a respectively, and (4) zero expected dividends.


Note 2 - COMMON STOCK

During the quarter ended March 31, 2005, employees exercised options to acquire 470,000,014 shares of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and Blackhawk received proceeds totaling $220,666. Blackhawk recorded compensation expense of $393,262 under the intrinsic value method during the three months ended March 31, 2005.

In January 2005, Palomar exchanged 10 million shares of Series A preferred stock for 100 million shares of Blackhawk's common stock. The 10 million shares of Series A preferred were convertible under their terms into 125,000 shares of common stock. The additional 99,875,000 shares had a fair market value of $.04 per share resulting in additional compensation of $3,995,000.


Note 3 - SUBSEQUENT EVENTS

In April 2005, Blackhawk employees exercised options to acquire 364,000,000 shares of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and Blackhawk received proceeds totaling $57,894.

In April 2005, Blackhawk extended a $50,000 line of credit to Blackhawk's parent company, Palomar Enterprises, Inc. ("Palomar"). The advances bear interest of 8%, are payable in semi-annual installments over the next three years and are unsecured.

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

     Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended, 2 December 31, 2004.

MANAGEMENT'S PLAN OF OPERATIONS.

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

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

REVENUE

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004.

     Total net sales and revenues were at $3,118 for the three months ended March 31, 2004 compared to $0 for the prior period.

     Our gross profit for the three months ended March 31, 2005 compared to 2004 increased by $4,569,400 to $4,598,639 from $29,239 in the prior period. The 2005 expenses include a $3,995,000 charge for compensation expense on 99,875,000 shares issued in conversion of Preferred A shares into Common shares.

      Operating loss increased from a loss of $320,058 to a loss of $4,595,521 for the three months ended March 31, 2005.

     Interest expense, net for the three months ended March 31, 2005 was $0 as compared to the same period of $50.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As  of  March 31, 2005, we had a deficiency in working capital of $13,407.

     Cash used in investing activities totaled $0, used for property, plant, and equipment.

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

STOCK-BASED COMPENSATION

     In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

     We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

     In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005 with earlier application encouraged. We do not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

     On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

     On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. We do not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

OFF-BALANCE SHEET ARRANGEMENTS.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL  PROCEEDINGS.

     Reference is made to our Annual Report for the year ended December 31, 2004, filed with the Commission on April 15, 2005.

ITEM 2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS.

     None.

ITEM 3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     On January 3, 2005, the holder of the majority of our outstanding voting capital stock voted to effect the following corporate actions:

     1. Amendment to our articles of incorporation to change our name from "ZannWell Inc." to "The BlackHawk Fund";

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

     We had a consenting stockholder, The BlackHawk Fund, a Nevada corporation, ("Palomar"), which holds 19,000,000 shares of our series A preferred stock, 10,000,000 shares of our series B preferred stock, and 10,000,000 shares of our series C preferred stock. The shares of the series A preferred stock do not have voting rights. Each share of the series B preferred stock entitles the holder to one vote of our common stock on all matters brought before our stockholders. Each share of the series C preferred stock entitles the holder to 100 votes of our common stock on all matters brought before our stockholders. Therefore, Palomar will have the power to vote 1,010,000,000 shares of the common stock, which number exceeds the 167,750,000 issued and outstanding shares of our common stock on the record date.

     Palomar voted in favor of the proposed amendments to our articles of incorporation, to ratify the removal of a director and the election of new directors, and for the grant of discretionary authority to the board with respect to the stock split and conversion to a Business Development Corporation.

     Palomar had the power to pass the proposed corporate actions without the concurrence of any of our other stockholders.

ITEM 6.  EXHIBITS.

EXHIBIT NO.                                   IDENTIFICATION OF EXHIBIT
-----------                                   -------------------------
3.1**        Articles of Incorporation.
3.2**        Certificate of Amendment to Articles of Incorporation, filed on June 30, 2004.
3.3**        Certificate of Designation establishing our Series A Preferred Stock, filed effective July 21, 2004.
3.4**        Certificate of Designation establishing our Series B Preferred Stock, filed effective July 21, 2004.
3.5**        Certificate of Designation establishing our Series C Preferred Stock, filed effective July 21, 2004.
3.6**        Certificate of Correction to the Certificate of Designation for our Series B Preferred Stock, filed effective on November 29, 2004.
3.7**        Certificate of Amendment to Articles of Incorporation, filed effective January 3, 2005.
3.8**        Certificate of Amendment to Articles of Incorporation, filed effective January 4, 2005
3.9**        Amended Bylaws of Zannwell, Inc.
10.1**       Zannwell Inc. Capital Stock Purchase Agreement, dated November 29, 2004.
31.1*        Certification of Steve Bonenberger, President, Chief Executive Officer and Director of The Blackhawk
             Fund, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
31.2*        Certification of Brent Fouch, Secretary and Chief Financial Officer of The Blackhawk Fund, pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002
32.1*        Certification of Steve Bonenberger, President, Chief Executive Officer and Director of The Blackhawk
             Fund, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
32.2*        Certification of Brent Fouch, Secretary and Chief Financial Officer of The Blackhawk Fund, pursuant to
             18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

__________
*   Filed  herewith.
**  Previously  Filed

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   The BlackHawk Fund
Dated May 31, 2005.
                                   By /s/ Steve Bonenberger
                                     -----------------------------------
                                     Steve Bonenberger, President, Chief
                                     Executive Officer and Director