Form 10QSB
period 2005-06-30
Blackhawk Fund
filed 2005-08-03
CIK 1096768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934.

For the transition period from _______, 20___ to _______, 20___.

Commission File Number: 000-49672

THE BLACKHAWK FUND

 (Exact Name of Small Business Issuer as Specified in its Charter)

NEVADA	88-0408213
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

1802 N. CARSON STREET, SUITE 212-3018

CARSON CITY, NEVADA  89701

Address of Principal Executive Offices

(775) 887-0670

(Registrant's Telephone Number, Including Area Code)

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days.

                           [ X ]    Yes       [ ]        No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date:  As of June 30, 2005, the issuer had 967,209,709 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes   [  }   No   [X]

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

    Item 1.  Financial Statements

3

Balance Sheet as of June 30, 2005 (unaudited)

3

Statement of Operations for the three and six months ended June 30, 2005 and 2004 (unaudited)

4

Statement of Cash Flows for the six months ended June 30, 2005 and 2004 (unaudited)

5

Notes to Financial Statements (unaudited)

6

    Item 2.  Management's Discussion and Analysis or Plan of Operation

8

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk

11

    Item 4.  Controls and Procedures

11

PART II - OTHER INFORMATION

12

    Item 1.  Legal Proceedings

12

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

12

    Item 3.  Defaults Upon Senior Securities

12

    Item 4.  Submission of Matters to a Vote of Security Holders.

12

    Item 5.  Other Information

13

    Item 6.  Exhibits

13

SIGNATURES

13

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

14

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

15

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

16

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS.

THE BLACKHAWK FUND

BALANCE SHEET

As of June 30, 2005

(Unaudited)

ASSETS

Cash

 $      1,291

Note receivable – related party

46,000

------------

Total Current Assets

$     47,291

 ============

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable

$      6,355

Note payable - related party

4,863

------------

Total Current Liabilities

11,218

------------

Commitments and Contingencies

-

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value:

Series A: Authorized 20,000,000, 9,000,000

issued and outstanding

9,000

Series B: Authorized 10,000,000, 10,000,000

issued and outstanding

10,000

Series C: Authorized 20,000,000, 10,000,000

issued and outstanding

10,000

Common stock, $.001 par value, 4,000,000,000 shares

authorized, 967,209,709 shares issued and outstanding

967,210

Additional paid in capital

33,452,151

Retained deficit

(34,412,288)

------------

Total Stockholders’ Equity

   36,073

------------

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY

$     47,291

============

See accompanying notes to financial statements.

THE BLACKHAWK FUND

STATEMENTS OF OPERATIONS

For the Three Months and Six Months

Ended June 30, 2005 and 2004

(Unaudited)

Three Months Ended

Six Months Ended

June 30,

June 30,

2005

2004

2005

2004

                              ----------    ---------   ---------    ---------

Revenue

$

8,533

$

-

$  11,651

$

-

                              ----------    ---------   ---------    ---------

Expenses:

   General & administrative

85,574

376,011

4,684,213

405,250

                              ----------    ---------   ---------    ---------

Other expense:

Interest expense

-

-

-

50

Loss on the sale of assets-

related party

-

-

-

290,769

                              ----------    ---------   ---------    ---------

NET LOSS                      $ (77,041)   $(376,011) $(4,672,562)   $(696,069)

                              =========    =========  ===========    =========

Basic and diluted loss

   per share                    $  (.00)    $  (.02)      $  (.01)    $  (.06)

Weighted average shares

   Outstanding              863,720,820  17,359,890   528,063,852  11,703,039

See accompanying notes to financial statements.

THE BLACKHAWK FUND

STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2005 and 2004

(Unaudited)

  2005

2004

--------

--------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$(4,672,562)

$(696,069)

Adjustments to reconcile net loss to net

cash used in operating activities:

Stock issued for services

4,014,700

-

Stock option expense

401,122

40,000

Loss on sale of assets – related party

-

290,769

Changes in:

Accounts payable

6,355

150,000

Accrued expenses

-

(15,508)

--------

--------

NET CASH USED IN OPERATING ACTIVITIES

(250,385)

(230,808)

--------

--------

CASH FLOWS FROM INVESTING ACTIVITIES

Advances to related party

(46,000)

-

Proceeds from the sale of

      assets – related party

-

10,300

--------

--------

NET CASH (USED IN) PROVIDED BY

   INVESTING ACTIVITIES

(46,000)

10,300

--------

--------

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock

292,813

260,000

Proceeds from note payable - related party

4,863

-

Payments on loan payable – related party

-

(5,343)

--------

--------

NET CASH PROVIDED BY FINANCING ACTIVITIES

297,676

254,657

--------

--------

NET CHANGE IN CASH

 1,291

 34,149

CASH BALANCES

-Beginning of period

-

115

--------

--------

-End of period

$   1,291

$ 34,264

========

========

Supplemental disclosures:

Interest paid

$       -

$      50

Income taxes paid

      -

   5,828

See accompanying notes to financial statements.

THE BLACKHAWK FUND

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of The Blackhawk Fund (“Blackhawk”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Blackhawk’s Annual Report filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2004 as reported in the 10-KSB have been omitted.

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

Blackhawk accounts for its employee stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  Blackhawk granted 740,000,014 options to purchase common stock to employees during the six months ended June 30, 2005.  All options vest immediately, have an exercise price of 85 percent of market value on the date of grant and expire 10 years from the date of grant.  Blackhawk recorded compensation expense of $401,122 under the intrinsic value method during the six months ended June 30, 2005.

The following table illustrates the effect on net loss and net loss per share if Blackhawk had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Three Months Ended

Six Months Ended

June 30,

June 30,

2005

2004

2005

2004

-----------

-----------

-----------

-----------

Net loss as reported     $  (77,041)  $ (376,011)   $ (4,672,562)  $ (696,069)

Add:  stock based

        compensation

        determined under

        intrinsic value-

        based method            7,860       40,000         401,122       40,000

Less: stock based

        compensation

        determined under

        fair value-

        based method          (52,400)     (99,635)     (2,674,146)     (99,635)

                         -----------   -----------   -----------    -----------

    Pro forma net loss    $  (121,581)  $ (435,646)   $ (6,945,586)  $ (755,704)

                          ===========   ===========   ============   ===========

NOTE 1 - BASIS OF PRESENTATION, continued

Three Months Ended

Six Months Ended

June 30,

June 30,

2005

2004

2005

2004

-----------

-----------

-----------

-----------

Basic and diluted net

loss per common share:

As reported

$(.00

)

$(.02)

$(.01

)

$(.06)

Pro forma

(.00

)

(.03)

(.01

)

(.06)

The weighted average fair value of the stock options granted during 2005 and 2004 was $.004 and n/a, respectively.  Variables used in the Black-Scholes option-pricing model include (1) 1.5% risk-free interest rate and n/a respectively, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility was 728% and n/a respectively, and (4) zero expected dividends.

NOTE 2 – NOTE RECEIVABLE TO RELATED PARTY

Blackhawk loaned $46,000 to their parent company, Palomar Enterprises, Inc., repayable in three years with 8% annual interest and no collateral.

NOTE 3 – COMMON STOCK

During the six-months ended June 30, 2005, employees exercised options to acquire 740,000,014 shares of common stock on a cashless basis through an outside broker. The broker sold the shares on the open market and Blackhawk received proceeds totaling $292,813.  Blackhawk recorded compensation expense of $401,122 under the intrinsic value method during the six months ended June 30, 2005.

In January 2005, Palomar exchanged 10 million shares of Series A preferred stock for 100 million shares of Blackhawk’s common stock.  The 10 million shares of Series A preferred were convertible under their terms into 125,000 shares of post-split common stock.  The additional 99,875,000 shares had a fair market value of $.04 per share resulting in additional compensation of $3,995,000.

NOTE 4 – SUBSEQUENT EVENT

Palomar Enterprises, Inc. repaid the $46,000 loan in July 2005.

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

     Additionally,  the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10 Q-SB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended December  31,  2004.

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

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

REVENUE

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30,

2004.

     Total net sales and revenues were at $8,533 for the three months ended June 30, 2005  compared to $0 for the prior period.  Revenues in this period were derived from consulting fees.

     General and administrative expenses for the three months ended June 30, 2005 compared to 2004 decreased by $290,437 to $85,574 from $376,011 in the prior period.

      Operating loss decreased from a loss of $376,011 to a loss of $77,041 for the three months ended June 30, 2005.

     Interest expense, net for the three months ended June 30, 2005 and 2004 was $0.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30,

2004.

     Total net sales and revenues were at $11,651 for the six months ended June 30, 2005 compared to $0  for  the  prior  period. Revenues in this period were derived from consulting fees.

     General and administrative expenses for the six months ended June 30, 2005 compared to 2004 increased by $4,278,963 to $4,684,213 from $405,250 in the prior period. The 2005 expenses include a $3,995,000 charge for compensation expense on 99,875,000 shares issued in conversion of Preferred A shares into Common shares and a $19,700 charge for 127,000,000 shares issued for services.

      Operating loss increased from a loss of $696,069 to a loss of $4,672,562 for the six months ended June 30, 2005.

     Interest expense, net for the six months ended June 30, 2005 was $0 as compared to the same period of $50.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2005, we had working capital of $36,073.

     Cash used in investing activities: During the period there was an advance of $46,000 to Blackhawk’s parent company pursuant to a “floating note.”

     Cash provided by financing activities included $292,813 from sales of stock, including stock option exercises and $4,863 from a related party.

COMPENSATION FOR OFFICERS AND DIRECTORS:

The officers have agreed that any and all salaries and/or other forms of compensation that have not been paid because of the Company’s financial condition do not accrue. The officers have agreed to forego any and all amounts that might have come to them for past services rendered in its behalf.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 4.  CONTROLS  AND  PROCEDURES.

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

     Evaluation of Disclosure and Controls and Procedures.  As of the end of the period  covered  by this Quarterly Report, we conducted an evaluation, under the supervision  and with the participation of our chief executive officer and chief financial officer, of  our disclosure controls and procedures (as defined in Rules  13a-15(e) of  the Exchange  Act).  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports  that we file or submit under the Exchange Act is recorded,  processed, summarized and reported within the time periods specified in  Securities  and  Exchange Commission rules and forms, except that adjustments were required by our auditors in their review.  We are reviewing our accounting department procedures to ensure that future adjustments in these areas are not required.

     Changes in Internal Controls Over Financial Reporting.  There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or isreasonably likely to materially affect, our internal controls.

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

     We had a consenting stockholder, Palomar Enterprises, Inc., a Nevada corporation, ("Palomar"), which holds 19,000,000 shares of our series A preferred stock, 10,000,000 shares of our series B preferred stock, and 10,000,000 shares of our series C preferred  stock.  The shares of the series A preferred stock do not have voting rights.  Each share of the series B preferred stock entitles the holder to one vote of our common stock on all matters brought before our stockholders.  Each share of the series C preferred stock entitles the holder to 100  votes  of  our common stock on all matters brought before our stockholders. Therefore, Palomar will have the power to vote 1,010,000,000 shares of the common stock, which number exceeds the 167,750,000 issued and outstanding shares of our common stock on the record date.

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

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.  EXHIBITS.

EXHIBIT NO.                                   IDENTIFICATION OF EXHIBIT

31.1         Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002

32.1         Certification of Chief Executive Officer, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In  accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BLACKHAWK FUND

Dated August 3, 2005.

By /s/ Steve Bonenberger

Steve Bonenberger, President, Chief

Executive Officer and Director

By:  /s/ Brent Fouch

Brent Fouch, Treasurer, Chief

Financial Officer and Director

13