Form 10KSB/A
period 2004-12-31
Blackhawk Fund
filed 2005-10-11
CIK 1096768

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ____________________________________________________

                                   FORM 10-KSB/A
                                  Amendment No.1

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

     Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                                EXPLANATORY NOTE

     On  April 15, 2005  we filed with the Securities and Exchange Commission
(SEC) our annual report on Form 10-KSB for the annual period ended December 31, 2004. This amendment No. 1 to our annual report on Form 10-KSB/A is being filed to amend the information in Item 11 of Part II regarding the outstanding shares of our Series A Preferred Stock, which was incorrectly reported in our Form 10-KSB, filed on April 15, 2005. Our annual report on Form 10-KSB, as filed on April 15, 2005 , erroneously stated that R. Patrick Liska owned 1,000,000 shares of our Series A Preferred stock, when, in fact, the matter of Mr. Liska's stock ownership was in dispute. Mr. Liska does not and has never owned any shares of our Series A Preferred Stock. The error in the information regarding our outstanding shares of the Series A Preferred Stock reported in our Form 10-KSB filed with on April 15, 2005, was unintentional and a result of oversight.

     It is important to note that this amended filing does not have a material effect on our financial statements and accompanying notes for the perod ended December 31, 2004. Our financial statements correctly reflected that Mr. Liska owned no shares.

     Except as described above, no other changes have been made to our annual Report on Form 10-KSB. We have not updated the disclosures in this Form 10-KSB/A to speak as of a later date or to reflect events which occurred at a later date. The filing of this Form 10-KSB/A is not an admission that our annual Report on Form 10-KSB, when made, knowingly included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements made therein not misleading.


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1-934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes," "anticipates," "intends," or "expects." These forward-looking statements relate to our plans, objectives and expectations for future operations and growth. Other forward-looking statements in this Form 10-KSB include statements regarding synergies and growth expected as a result of future acquisitions, expected growth in revenue, expected decreases in operating expenses, our expectation regarding our ability to consummate future acquisitions and the necessity for and expected availability of additional financing.

In light of the risks and uncertainties inherent in all projected operational matters, the inclusion of forward-looking statements in this Form 10-KSB should not be regarded as a representation by us or any other person that any of our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this Form 10-KSB as a result of certain risks and uncertainties including, but not limited to, our business reliance on third parties to provide us with technology, our ability to integrate and manage acquired technology, assets, companies and personnel, changes in market conditions, the volatile and intensely competitive environment in the telecommunications and Internet industries, entry into new and developing markets, customer concentration and attrition, dependence on effective billing and information systems, rapid technological change, the expansion of our network and our dependence on key and scarce employees in a competitive market for skilled personnel.

These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM  1.     BUSINESS.

Incorporated by reference of Registrant's report on Form 10KSB, dated April 15, 2005.

ITEM  2.     DESCRIPTION  OF  PROPERTY.

Incorporated by reference of Registrant's report on Form 10KSB, dated April 15, 2005.

ITEM  3.     LEGAL  PROCEEDINGS.

Incorporated by reference of Registrant's report on Form 10KSB, dated April 15, 2005.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

Incorporated by reference of Registrant's report on Form 10KSB, dated April 15, 2005. .

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

Incorporated by reference of Registrant's report on Form 10KSB, dated April 15, 2005.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

Incorporated by reference of Registrant's report on Form 10KSB, dated April 15, 2005. .

ITEM  7.     FINANCIAL  STATEMENTS.

Incorporated by reference of Registrant's report on Form 10KSB, dated April 15, 2005.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Incorporated by reference of Registrant's report on Form 10KSB, dated April 15, 2005.

ITEM  8A.    CONTROLS  AND  PROCEDURES.

     Incorporated by reference of Registrant's report on Form 10KSB, dated April 15, 2005. .

ITEM  8B.    OTHER  INFORMATION.

Incorporated by reference of Registrant's report on Form 10KSB, dated April 15, 2005.

                                    PART III

ITEM  9.    DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
            COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

Incorporated by reference of Registrant's report on Form 10KSB, dated April 15, 2005. .

ITEM  10.    EXECUTIVE  COMPENSATION.

Incorporated by reference of Registrant's report on Form 10KSB, dated April 15, 2005.

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


                                                                                                NUMBER OF SECURITIES REMAINING
                                 NUMBER OF SECURITIES TO BE                                     AVAILABLE FOR FUTURE ISSUANCE
                                   ISSUED UPON EXERCISE OF        WEIGHTED-AVERAGE EXERCISE       UNDER EQUITY COMPENSATION
                                OUTSTANDING OPTIONS, WARRANTS      OF OUTSTANDING OPTIONS,       PLANS (EXCLUDING SECURITIES
                                         AND RIGHTS                  WARRANTS AND RIGHTS          REFLECTED IN COLUMN (A))
        PLAN CATEGORY                        (A)                             (B)                             (C)
-----------------------------  -------------------------------  ------------------------------  ------------------------------

Equity compensation plans                                  -0-                             N/A                           N/A
approved by security holders
Equity compensation plans not                      207,500,000                          $0.001                           N/A
approved by security holders
Total                                              207,500,000                          $0.001                           -0-


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2004, information concerning ownership of our securities by:

- Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

- Each person who owns beneficially outstanding shares of our preferred stock;

-    Each  director;

-    Each  named  executive  officer;  and

-    All  directors  and  officers  as  a  group.

                                                     COMMON STOCK BENEFICIALLY  PREFERRED STOCK BENEFICIALLY
                                                             OWNED  (2)                  OWNED  (2)
                                                     -------------------------  ----------------------------
    NAME AND ADDRESS OF BENEFICIAL OWNER (1)             NUMBER      PERCENT         NUMBER        PERCENT
---------------------------------------------------  --------------  ---------  ---------------  -----------
Steve Bonenberger . . . . . . . . . . . . . . . . .            -0-       -0-               -0-          -0-
Brent Fouch . . . . . . . . . . . . . . . . . . . .            -0-       -0-               -0-          -0-
                                                     --------------  --------   ---------------  -----------
All directors and officers as a group (two persons)            -0-       -0-               -0-          -0-
                                                     ==============  ========   ===============  ===========
Palomar Enterprises (6) . . . . . . . . . . . . . .            -0-       -0-     19,000,000 (3)      100 (3)
                                                                                 10,000,000 (4)      100 (4)
                                                                                 10,000,000 (5)      100 (4)

------------------

(1) Unless otherwise indicated, the address for each of these stockholders is c/o The Blackhawk Fund, 1802 N. Carson Street, Suite 212, Carson City, Nevada, 89701, telephone number (775) 887-0670. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to the shares of our common and preferred stock which he beneficially owns.
(2) Beneficial ownership is determined in accordance with the rules of the SEC. As of March 31, 2005, the total number of outstanding shares of the common stock is 570,209,709, the total number of outstanding shares of the Series A preferred stock is 19,000,000, the total number of outstanding shares of the Series B preferred stock is 10,000,000 and the total number of outstanding shares of the Series C preferred stock is 10,000,000.
(3)  Series  A  preferred  stock.
(4)  Series  B  preferred  stock.
(5)  Series  C  preferred  stock.
(6) Palomar Enterprises, Inc., a Nevada publicly-traded corporation, is controlled by Messrs. Steve Bonenberger and Brent Fouch, our officers and directors. Palomar Enterprises, Inc. holds 19,000,000 shares of our Series A preferred stock, 10,000,000 shares of our Series B preferred stock and 10,000,000 shares of our series C preferred stock, equivalent to the voting power of 1,010,000,000 shares of our common stock, which number exceeds the number of shares outstanding as of March 31, 2005 .

     There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of The Blackhawk Fund.

ITEM  12.    CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

Incorporated by reference of Registrant's report on Form 10KSB, dated April 15, 2005.


ITEM  13.    EXHIBITS.

Incorporated by reference of Registrant's report on Form 10KSB, dated April 15, 2005.

ITEM  14.    PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

Incorporated by reference of Registrant's report on Form 10KSB, dated April 15, 2005.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amended Annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        The  Blackhawk  Fund

Date: October 11, 2005.
                                        By /s/Steve  Bonenberger
                                          -----------------------------------
                                           Steve  Bonenberger,
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                       Title                      Date
      ---------                       -----                      ----

/s/ Steve Bonenberger          President, Director           October 11, 2005
---------------------      and Chief Executive Officer
  Steve Bonenberger

   /s/ Brent Fouch             Secretary, Director           October 11, 2005
---------------------      and Chief Financial Officer
    Brent Fouch