Form 10QSB
period 2005-09-30
Blackhawk Fund
filed 2005-10-27
CIK 1096768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

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

                           [ X ]    Yes       [ ]        No

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date:  As of September 30, 2005, the issuer had 967,209,709 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes   [  }   No   [X]

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

3

    Item 1.  Financial Statements

3

Balance Sheet as of September 30, 2005 (unaudited)

3

Statement of Operations for the three and nine months ended

     September 30, 2005 and 2004 (unaudited)

4

Statement of Cash Flows for the nine months ended September 30, 2005 and 2004 (unaudited)

5

Notes to Financial Statements (unaudited)

6

    Item 2.  Management's Discussion and Analysis or Plan of Operation

8

    Item 3.  Controls and Procedures

11

PART II - OTHER INFORMATION

11

    Item 1.  Legal Proceedings

11

    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

11

    Item 3.  Defaults Upon Senior Securities

11

    Item 4.  Submission of Matters to a Vote of Security Holders.

11

    Item 5.  Other Information

12

    Item 6.  Exhibits

12

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

12

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

12

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

12

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

12

SIGNATURES

13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS.

THE BLACKHAWK FUND

BALANCE SHEET

As of September 30, 2005

(Unaudited)

ASSETS

   Cash                                                           $      9,328

                                                                  ------------

Total Current Assets                                              $      9,328

                                                                  ============

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

   Accounts payable                                               $      6,850

   Note payable - related party

25,200

                                                                  ------------

Total Current Liabilities                                               32,050

                                                                  ------------

Commitments and Contingencies                                                -

STOCKHOLDERS’ DEFICIT

   Preferred stock, $.001 par value:

      Series A: Authorized 20,000,000, 9,000,000

      issued and outstanding                                            9,000

      Series B: Authorized 10,000,000, 10,000,000

      issued and outstanding                                           10,000

      Series C: Authorized 20,000,000, 10,000,000

      issued and outstanding                                           10,000

   Common stock, $.001 par value, 4,000,000,000 shares

      authorized, 967,209,709 shares issued and outstanding           967,210

   Additional paid in capital                                      33,452,151

   Retained deficit                                               (34,471,083)

                                                                 ------------

      Total Stockholders’ Deficit                                     (22,722)

                                                                 ------------

      TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT                 $     9,328

                                                                 ============

See accompanying notes to financial statements.

THE BLACKHAWK FUND

STATEMENTS OF OPERATIONS

For the Three Months and Nine Months

Ended September 30, 2005 and 2004

(Unaudited)

                                Three Months Ended          Nine Months Ended

                                   September 30,               September 30,

                                 2005          2004          2005          2004

                              ----------    -----------   ----------    ----------

Revenue                       $   10,899    $         -   $   22,550    $        -

                              ----------    -----------   ----------    ----------

Expenses:

   General & administrative       69,694     28,736,029    4,753,907    29,141,279

                              ----------    -----------   ----------    ----------

Other expense:

   Interest expense                    -

3,148            -         3,198

   Loss on the sale of assets-

      related party                    -              -            -       290,769

                              ----------    -----------   ----------    ----------

NET LOSS                      $  (58,795)  $(28,739,177) $(4,731,357) $(29,435,246)

                              ==========   ============  ===========  ============

Basic and diluted loss

   per share                    $   (.00)      $   (.37)     $  (.01)      $  (.87)

Weighted average shares

   outstanding               967,209,709     77,934,783  676,054,397    33,914,234

See accompanying notes to financial statements.

THE BLACKHAWK FUND

STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2005 and 2004

(Unaudited)

                                                      2005              2004

                                                 -----------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                      $(4,731,357)    $(29,435,246)

   Adjustments to reconcile net loss to net

      cash used in operating activities:

       Stock issued for services                   4,014,700       28,558,030

       Stock option expense                          401,122           54,346

       Loss on sale of assets – related party              -          290,769

       Imputed interest                                    -            3,148

   Changes in:

      Accounts payable & accrued expenses              6,850          142,451

                                                 -----------     ------------

NET CASH USED IN OPERATING ACTIVITIES              (308,685)        (386,502)

                                                 -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES

      Advances to related party                      (49,500)               -

      Repayments from advances to related party       49,500                -

      Proceeds from the sale of

       assets – related party                              -           10,300

                                                 -----------     ------------

NET CASH PROVIDED BY

   INVESTING ACTIVITIES                                   -

            10,300

                                                 -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of common stock                          292,813          392,934

   Proceeds from note payable - related party         31,063                -

   Payments on note payable – related party           (5,863)          (5,343)

                                                 -----------     ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES            318,013          387,591

                                                 -----------     ------------

NET CHANGE IN CASH                                     9,328           11,389

CASH BALANCES

   -Beginning of period                                    -              115

                                                 -----------     ------------

   -End of period                                $     9,328     $     11,504

                                                 ===========     ============

Supplemental disclosures:

   Interest paid                                 $         -     $         50

   Income taxes paid                                       -            5,828

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

Stock Compensation. Blackhawk has adopted the disclosure requirements of Financial Accounting Standard(“FAS”) Nos. 123 and 148, Accounting for Stock-Based Compensation, with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model.

Blackhawk accounts for its employee stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  Blackhawk granted 740,000,014 options to purchase common stock to employees during the nine months ended September 30, 2005.  All of the options had an exercise price of 85 percent of market value on the grant date and were exercised immediately.  Blackhawk recorded compensation expense of $401,122 under the intrinsic value method during the nine months ended September 30, 2005.

The following table illustrates the effect on net loss and net loss per share if Blackhawk had applied the fair value provisions of FAS No. 123, to stock-based employee compensation.

                               Three Months Ended         Nine Months Ended

                                  September 30,             September 30,

                               2005         2004           2005           2004

                           ----------   -------------  -----------

-------------

   Net loss as reported    $  (58,795)  $(28,739,177)  $(4,731,357)  $ (29,435,246)

   Add:  stock based

        compensation

        determined under

        intrinsic value-

        based method                -         54,346       401,122          54,346

   Less: stock based

        compensation

        determined under

        fair value-

        based method                -       (362,306)   (2,674,146)       (362,306)

                           ----------   ------------   -----------   -------------

    Pro forma net loss     $  (58,795)  $(29,047,137)  $(7,004,381)  $ (29,743,206)

                           ==========   ============   ===========   =============

NOTE 1 - BASIS OF PRESENTATION, continued

                               Three Months Ended         Nine Months Ended

                                  September 30,             September 30,

                               2005         2004           2005           2004

                           ----------   -------------  -----------

-------------

Basic and diluted net

    loss per common share:

    As reported                $(.00)       $(.37)         $(.01)        $(.87)

    Pro forma                   (.00)        (.37)          (.01)         (.88)

The weighted average fair value of the stock options granted during 2005 and 2004 was $.004 and $.005, respectively.  Variables used in the Black-Scholes option-pricing model include (1) 1.5% risk-free interest rate respectively, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility was 728% and 462% respectively, and (4) zero expected dividends.

NOTE 2 – RELATED PARTY TRANSACTIONS

Blackhawk loaned $49,500 to their parent company, Palomar Enterprises, Inc.  As of September 30, 2005, Palomar had repaid the loan.

In 2005, Palomar has paid $31,063 of expenses on behalf of Blackhawk.  During the third quarter, Blackhawk reimbursed Palomar for $5,863.  The remaining balance of $25,200 is recorded on the balance sheet as a note payable.

NOTE 3 – COMMON STOCK

In January 2005, Palomar converted 10 million shares of Series A preferred stock to 125,000 shares of common stock.  At the time of the conversion, Palomar received an additional 99,875,000 shares of common stock as payment for services performed on behalf of Blackhawk.  These shares had a total market value of $3,995,000, which has been recorded as a compensation expense.

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

MANAGEMENT'S PLAN OF OPERATIONS.

CURRENT BUSINESS PLAN

The BlackHawk Fund operates as a Business Development Company by identifying profitable ventures to incubate, develop, and acquire as wholly owned subsidiaries. The Company provides the necessary capital and assistance to make each portfolio company successful, in exchange for a majority equity interest in the portfolio company. Once the business model becomes profitable, The BlackHawk Fund will assist the portfolio companies in going public, providing higher valuations for the equity positions held by BlackHawk.

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

RESULTS OF OPERATIONS

CONTINUING OPERATIONS

REVENUE

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

     Total net sales and revenues were at $10,899 for the three months ended September 30, 2005  compared to $0 for the prior period.  Revenues in this period were derived from consulting fees.

     General and administrative expenses for the three months ended September 30, 2005 compared to 2004 decreased by $28,666,335 to $69,694 from $28,736,029 in the prior period.   The large decrease in general and administrative expenses from prior year was mostly due to stock issued for services of $0 and $28,558,030 for the three months ended September 30, 2005 and 2004.

      Operating loss decreased from a loss of $28,736,029 to a loss of $69,694 for the three months ended September 30, 2005.  The large decrease in operating loss is mostly due to stock issued for services of $0 for the three months ended September 30, 2005 compared to $28,558,030 in 2004.

     Interest expense, net for the three months ended September 30, 2005 was $0 compared to $3,148 in 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

     Total net sales and revenues were at $22,550 for the nine months ended September 30, 2005 compared to $0  for  the  prior  period. Revenues in this period were derived from consulting fees.

     General and administrative expenses for the nine months ended September 30, 2005 compared to 2004 decreased by $24,387,372 to $4,753,907 from $29,141,279 in the prior period. The 2005 expenses include a $3,995,000 charge for compensation expense on 99,875,000 shares issued in conversion of Preferred A shares into Common shares and a $19,700 charge for 127,000,000 shares issued for services.

      Operating loss decreased from a loss of $29,141,279 to a loss of $4,753,907 for the nine months ended September 30, 2005.

     Interest expense, net for the nine months ended September 30, 2005 was $0 as compared to the same period of $3,198.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of September 30, 2005, we had a working capital deficit of $22,722.

     Cash used in investing activities: During the period an advance of $49,500 to Blackhawk’s parent company pursuant to a “floating note” was collected in full as of September 30, 2005.

      Cash provided by financing activities:  Blackhawk issued 740,000,014 shares of common stock for proceeds of $292,813.  The parent company also advanced Blackhawk $31,063 to meet its working capital needs, of which Blackhawk has repaid $5,863 as of September 30, 2005.

COMPENSATION FOR OFFICERS AND DIRECTORS:

The officers have agreed that any and all salaries and/or other forms of compensation that have not been paid because of the Company’s financial condition do not accrue. The officers have agreed to forego any and all amounts that might have come to them for past services rendered in its behalf. Total salaries/ consulting fees paid to officers for the quarter was $24,000.

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

STOCK-BASED COMPENSATION

     In  December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”)  No. 148  -  Accounting for Stock-Based  Compensation  -  Transition and Disclosure.  This statement amends SFAS No. 123  - Accounting for Stock-Based Compensation, providing alternative methods  of voluntarily transitioning to the fair market value based method of accounting  for  stock  based  employee  compensation. FAS 148 also requires disclosure  of  the method used to account for stock-based employee compensation and the effect of the method  in both the annual and interim financial statements.  The  provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31,  2002.

     We elected to continue to account for stock-based compensation plans using the intrinsic value-based method  of  accounting  prescribed by APB No. 25, "Accounting  for Stock Issued to Employees," and related interpretations.  Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

RECENT ACCOUNTING PRONOUNCEMENTS

     On  December 16, 2004, the FASB published SFAS No. 123 (Revised 2004), Share-Based  Payment  ("SFAS  123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation  rights, and employee share purchase plans. The provisions of SFAS 123R are effective, for small business issuers, as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the first quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the first quarter of fiscal year 2006 and thereafter.

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

Dated October 26, 2005.

By /s/ Steve Bonenberger

Steve Bonenberger, President, Chief

Executive Officer and Director

By:  /s/ Brent Fouch

Brent Fouch, Treasurer, Chief

Financial Officer and Director

13