Form 10KSB
period 2005-12-31
Blackhawk Fund
filed 2006-03-07
CIK 1096768

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ____________________________________________________

                                   FORM 10-KSB

(Mark  One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

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

Securities registered under Section 12(g)    COMMON STOCK, PAR VALUE
of the Exchange Act:                             $0.001 PER SHARE
                                                 (Title of class)
                                            7,209,007 shares issued as at
                                            February 14, 2006

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     Indicate by check mark whether the registrant is a shell company (as
defined by rule 12b-2 of the Securities Exchange Act)     Yes    [x]    No [  ]
     State  issuer's  revenues  for  its  most  recent  fiscal  year:  $23,750

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of February 15, 2006: $355,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of February 15,2006: 7,209,007 shares of common stock.

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

     Effective January 4, 2005, we amended our articles of incorporation to authorize 4,000,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of preferred stock, par value $0.001 per share.
	On November 17, 2005 the Company effected a second 800 to 1 reverse.
EMPLOYEES

     We have two full-time employees and two part-time employees as of February 15, 2006. As we grow, we will need to attract an unknown number of additional qualified employees. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union.

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

OUR  AUDITORS  HAVE  STATED  WE  MAY  NOT  BE  ABLE  TO  STAY  IN  BUSINESS.

     Our auditors have issued a going concern opinion, which means that there is substantial doubt that we can continue as an ongoing business for the
next 12 months.   Unless  we  can  raise  additional  capital,  we  may not be able to achieve Our objectives and may have to suspend or cease operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2004 and 2005, our common stock was sold and purchased at prices that ranged from a high of $0.25 to a low of $0.0006 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for our common stock may suffer greater declines due to its price volatility.

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

     We lease office space at 1802 N. Carson Street, Suite 212, Carson City, Nevada, 89701. Our Carson Street lease costs $100 per month and is scheduled to expire on December 31, 2006.

ITEM  3.     LEGAL  PROCEEDINGS.

     On December 28, 2004, R. Patrick Liska, who served as our director and officer at the time when we were called Zannwell, Inc., filed a lawsuit against us in the Hennepin county, Minnesota District Court. Mr. Liska alleges that he is entitled to receive 1,000,000 shares of our series A convertible preferred stock, and 5,000,000 shares of our common stock, both of which we deny vigorously. In 2005 this lawsuit was settled out of court for 23,000 dollars.


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

CALENDAR YEAR 2005    HIGH    LOW
------------------    ----    ---
First Quarter         0.15    0.0003
Second Quarter        0.0002  0.0002
Third Quarter         0.0002  0.0002
Fourth Quarter        0.0002  0.0006

CALENDAR YEAR 2004    HIGH    LOW
------------------    ----    ---
First Quarter         0.11    0.08
Second Quarter        0.08    0.04
Third Quarter         0.04    0.0002
Fourth Quarter        0.002   0.0011

     As of February 15, 2006, we had 7,209,007 shares of our common stock outstanding. Our shares of common stock are held by approximately 53 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

     The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2005 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

              SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                    (a)               (b)              (c)              (d)
               --------------  -----------------  -------------  ----------------
                                                                      Maximum
                                                  Total number      number (or
                                                  of shares (or     approximate
                                                     units)      dollar value) of
                                                  purchased as     shares (or
                                                     part of     units) that may
                Total number                        publicly         yet be
               of shares (or     Average price     announced        purchased
                   units)          paid per         plans or     under the plans
Period           purchased      share (or unit)     programs       or programs
               --------------  -----------------  -------------  ----------------

October 2005              -0-                -0-           -0-             -0-
November 2005             -0-                -0-           -0-             -0-
December 2005             -0-                -0-           -0-             -0-
               --------------  -----------------  -------------  ----------------
Total                     -0-                -0-           -0-             -0-
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

     - The note is fully amortized over a 10 year term and will bear the interest rate that is agreed upon by the recipient and Blackhawk Financial, Inc.;

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

RESULTS  OF  OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2004.

REVENUE

     Revenue for the 12 months ended December 31, 2005 was $23,751 compared to $0 for the 12 months ended December 31, 2004. Revenue reflected the start of operations of the Corporate Consulting Group.








GENERAL  AND  ADMINISTRATIVE  EXPENSES

     General and administrative expenses ("G&A") were $4,803,251 for the 12 months ended December 31, 2005, compared to $29,470,043 for the 12 months ended December 31, 2004, a decrease of $24,666,792. The decrease in G&A is due primarily to stock issued for services.

     We expect G&A expenses to increase substantially in the coming 12 months due to the increase in sales activities within our business units. We intend to focus on operating efficiencies, increasing revenues, and ensuring profitability in our core business units during this period.


LIQUIDITY  AND  CAPITAL  RESOURCES

     During the twelve-month period ended December 31, 2005, operating expenses were $4,803,251 as compared to $29,470,043 for the same period in 2004. Thedecrease in professional expenses and operating expenses are mainly a result ofless stock for services. We intend to continue to find ways to expand our business through new product development and introduction and possibly through completing the one planned acquisition. We believe that revenues and earnings will increase as we grow. We anticipate that we will incur smaller losses in the near future if we are able to expand our business and the marketing of our products and services now under development. The losses will be created to the extent of the excess of technology development and marketing expenses over the income from operations. Our operating losses as shown may be perceived as alarming and possibly indicate a downward spiral leading to the demise of the company; however, from management's point of view, there is a bright side to the operating losses which have accumulated to approximately $34,520,133 are tapering off. The positive side of this operating loss will be beneficial to us as two - three of our business units become profitable in 2006 and the net operating loss will allow us to accumulate cash without paying taxes in the foreseeable future.

     During the 12 months ended December 31, 2005, we generated a net loss of $4,780,407. During the 12 months ended December 31, 2005, we used cash in operating activities of $357,599, and cash provided by financing activities was $370,308.

     In order to execute our business plan, we will need to acquire additional capital from debt or equity financing. In the absence of significant revenue and profits,we will be completely dependent on additional debt and equity financingarrangements. There is no assurance that any financing will be sufficient to fund our capital expenditures, working capital and other cash requirements forthe fiscal year ending December 31, 2006. No assurance can be given that anysuch additional funding will be available or that, if available, can be obtainedon terms favorable to us. If we are unable to raise needed funds on acceptableterms, we will not be able to execute our business plan, develop or enhanceexisting services, take advantage of future opportunities or respond tocompetitive pressures or unanticipated requirements. A material shortage ofcapital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition partner.

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

     Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on our consolidated financial statements










OFF-BALANCE  SHEET  ARRANGEMENTS

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

     Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, we are aware of one person who during the year ended December 31, 2005, was a director, officer, or beneficial owners of more than ten percent of our common stock, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year as follows:

- Robert C. Simpson. Dr. Simpson was an officer and director during the year 2004. Dr. Simpson failed to timely file a Form 4 for the year ended December 31, 2004.

- Steve Bonenberger. Mr. Bonenberger was an officer and director during the Years 2005 and 2004. Mr. Bonenberger failed to timely file a Form 4 for the year ended December 31, 2004.

-    Brent  Fouch.  Mr. Fouch was an officer and director during the years
     2005 and 2004. Mr. Fouch failed to timely file a Form 4 for the year ended December 31, 2004.

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

ITEM  10.     EXECUTIVE  COMPENSATION.

SUMMARY  OF  CASH  AND  CERTAIN  OTHER  COMPENSATION

SUMMARY  COMPENSATION  TABLE

     The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to The Blackhawk Fund and our subsidiaries:

-------------------------------------------------------------------------------------------------------------------------------
                                            ANNUAL COMPENSATION                     LONG TERM COMPENSATION
                                  ---------------------------------------  --------------------------------------
                                                                                     AWARDS              PAYOUTS
                                                                           --------------------------------------
                                                                            RESTRICTED     SECURITIES
                                                             OTHER ANNUAL     STOCK        UNDERLYING      LTIP      ALL OTHER
NAME AND PRINCIPAL                   SALARY        BONUS     COMPENSATION    AWARD(S)     OPTIONS/SARS   PAYOUTS   COMPENSATION
     POSITION           YEAR          ($)           ($)         ($)             ($)         (#)          ($)       ($)
------------------  ------------  -----------  -------------  -----------  -------------  ------------  ---------  ------------

Robert C. Simpson
                            2004                      0        0                     0               0              0            0

Steve Bonenberger
                            2005    10,000                     0                     0               0              0            0

Brent Fouch                 2004    10,000           0         0                     0               0              0            0
-------------------------------------------------------------------------------------------------------------------------------

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

SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The following table sets forth, as of December 31, 2005, information concerning ownership of our securities by:

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

__________
** Previously  Filed
*  Filed  Herewith

Item  14.     Principal  Accountant  Fees  and  Services.

AUDIT  FEES

     The aggregate fees billed by Malone & Bailey for professional services rendered for the audit of our annual financial statements and the reviews of our quarterly financial statements were approximately $25,000.

AUDIT-RELATED  FEES

     The aggregate fees billed by Malone & Bailey for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2005 were $0.

     The aggregate fees billed by Malone & Bailey for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2005 were $0

ALL  OTHER  FEES

     There were no other fees billed by Malone & Bailey for professional services rendered, other than as stated under the captions Audit
Fees,  Audit-Related  Fees,  and  Tax  Fees.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        The  Blackhawk  Fund

Date: February 28, 2006.
                                        By /s/ Steve  Bonenberger
                                          -----------------------------------
                                           Steve  Bonenberger,
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                       Title                      Date
      ---------                       -----                      ----

/s/ Steve Bonenberger          President, Director           February 28, 2006
---------------------      and Chief Executive Officer
  Steve Bonenberger

   /s/ Brent Fouch             Secretary, Director           February 28, 2006
---------------------      and Chief Financial Officer
    Brent Fouch

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
     The  Blackhawk  Fund
     (Formerly  ZannWell,Inc.
      And  USA  Telcom  Internationale)
     Cardiff,  California

We  have  audited  the  accompanying  balance  sheet of The Blackhawk Fund
 ("Blackhawk") as ofDecember 31, 2005 and the related statements of operations, stockholders' deficit, and cash flows for the two year period
then ended.   These financialstatements are the responsibility of Blackhawk's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material espects, the financial position of Blackhawk as of December
31, 2005 and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Blackhawk will continue as a going concern. As discussed in Note 11 to the financial statements, Blackhawk has suffered recurring losses from operations and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone  &  Bailey,  PC
www.malone-bailey.com
Houston,  Texas

February 24 ,2006

                               THE BLACKHAWK FUND
             (FORMERLY ZANNWELL, INC. AND USA TELCOM INTERNATIONALE)
                                  BALANCE SHEET
                                DECEMBER 31, 2005
ASSETS
    Cash			                                        $    12,709
                                                                        -------------
Total Current Assets            					     12,709
                                                                        =============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
    Accounts Payable                                                    $     6,080
    Note Payable- related party                                              77,495
                                                                        -------------
Total Current Liabilities                                                    83,575

Commitments and Contigencies                                                      -

Stockholders' Deficit
  Preferred Stock, $.001 par value:
    Series A: Authorized 20,000,000, 9,000,000 issued and outstanding         9,000
    Series B: Authorized 10,000,000, 10,000,000 issued and outstanding       10,000
    Series C: Authorized 20,000,000, 10,000,000 issued and outstanding       10,000
  Common Stock, $.001 par value:
    4,000,000,000 shares authorized, 3,209,007 shares
      issued and outstanding                                                  3,209
  Additional Paid-In Capital                                             34,457,058
  Subscriptions Subscribed Not Received                                     (40,000)
  Retained Deficit                                                      (34,520,133)
                                                                        -------------
Total Stockholders' Deficit                                                 (70,866)
                                                                        -------------
Total Liabilities and Stockholders' Deficit                             $    12,709
                                                                        =============

          See accompanying summary of significant accounting policies and notes to financial statements.


                          THE BLACKHAWK FUND
         (FORMERLY ZANNWELL, INC. AND USA TELCOM INTERNATIONALE)
                         STATEMENTS OF OPERATIONS
                 Years Ended December 31, 2005 and 2004

                                           December 31   December 31
                                               2005          2004
                                           ------------  -----------
Revenues                                         23,751	          -

OPERATING EXPENSES
  General & Administrative                 $  4,803,251  29,470,043

  Depreciation                                        -
  Interest Income                                                (2)
  Interest Expense                                  907       6,209
  Loss on Sale of Assets - Related Party                        769
                                           ------------  -----------
NET LOSS                                   $ (4,780,407)(29,477,019)
                                           ============  ===========

  Basic and Diluted Net Income (Loss)
    Per Common Share                       $      (4.52)(286,184.65)
                                           ============= ===========

Weighted Average Number of Shares
  Outstanding(adjusted for split)             1,057,350         103
                                           ============= ===========

      See accompanying summary of significant accounting policies and notes to financial statements.

                                                     THE BLACKHAWK FUND
                                   (FORMERLY ZANNWELL, INC. AND USA TELCOM INTERNATIONALE)
                                               Statement of Stockholders' Deficit
                                             Years Ended December 31, 2005 and 2004

                                     Preferred Stock     Preferred Stock     Preferred Stock
                                  ------------------------------------------------------------    	 Common Stock
                                       Series A             Series B             Series C        	----------------
                                    Shares    Amount     Shares    Amount     Shares    Amount   	Shares   Amount
                                  -------------------------------------------------------------------------------------
Balances, December 31, 2003
 (Restated)			           -  $     -           -  $     -           -  $     -  	  5,313   $    5
Common Stock Issued for Cash               -        -           -        -           -        -  	111,250      111
Common Stock Issued for Services           -        -           -        -           -        -  	 93,125       93
Preferred Series A Issued for
Services                          19,000,000   19,000           -        -           -        -   	      -        -
Preferred Series B Issued for
Services                                   -        -  10,000,000   10,000           -        -    	      -        -
Preferred Series C Issued for
Services                                   -        -           -        -  10,000,000   10,000   	      -        -
Stock Option Expense                       -        -           -        -           -        -   	      -        -
Imputed Interest                           -        -           -        -           -        -   	      -        -
Debt Forgiveness-Related Party             -        -           -        -           -        -   	      -        -
Retroactive Adjustment for
  800 to 1 Reverse Stock Split
  Declared November 2005                   -        -           -        -           -        -        (209,426)    (209)
Net Loss                                   -        -           -        -           -        -   	      -        -
                                  --------------------------------------------------------------------------------------
Balances, December 31, 2004       19,000,000   19,000  10,000,000   10,000  10,000,000   10,000            262        -

Common Stock Issued for Cash               -        -           -        -           -        -    740,000,014  740,000
Common Stock Issued for Services           -        -           -        -           -        -    226,875,000  226,875
Preferred Series A Converted to
  Common Shares                  (10,000,000) (10,000)	        -        -           -        -        125,000      125
Stock Option Expense                       -        -           -        -           -        -	             -        -
Adjustment for 800 to 1
  Reverse Stock Split
  Declared November 2005                   -        -           -        -           -        -   (965,791,269)(965,791)
Stock Issued for
  Subscriptions Receivable                 -        -	        -        -           -        -      2,000,000    2,000
Net Loss                                   -        -	        -        -           -	      -	             -	      -
-----------------------------------------------------------------------------------------------------------------------
Balances, December 31, 2005        9,000,000  $ 9,000  10,000,000  $10,000  10,000,000  $10,000       3,209,007 $ 3,209
				=======================================================================================

                                         Additional	Stock			Retained          Total
                                    	  Paid-In     Subscriptions		Earnings      Stockholders'
                                    	  Capital      Receivable               (Deficit)        Deficit
                                  	------------------------------------------------------------------------
Balances, December 31, 2003
  (Restated)				 $   178,988	$     -		    $   (262,707)      $  (83,714)

Common Stock Issued for Cash                    392,823	      -                        -          392,934
Common Stock Issued for Services                268,437	      -			       -          268,530
Preferred Series A Issued for
Services                                        477,000	      -			       -          496,000
Preferred Series B Issued for
Services                                        100,000	      -			       -          110,000
Preferred Series C Issued for
Services                                     27,990,000	      -			       -       28,000,000
Stock Option Expense                             54,346	      -			       -           54,346
Imputed Interest                                  4,815	      -			       -            4,815
Debt Forgiveness-Related Party                  234,108	      - 		       -          234,108
Retroactive Adjustment for
   800 to 1 Reverse Stock Split
   Declared November 2005                           209       -			       -                -
Net Loss                                              -	      -              (29,477,019)     (29,477,019)
                                           --------------------------------------------------------------------
Balances, December 31, 2004                  29,700,726	      -              (29,739,726)               -

Common Stock Issued for Cash                   (447,187)      -                        -          292,813
Common Stock Issued for Services              3,787,825	      -			       -        4,014,700
Preferred Series A Converted to
  Common Shares                                   9,875	      -	                       -                -
Stock Option Expense                            401,121	      -	                       -          401,121
Imputed Interest                                    907	      -	                       -              907
Adjustment for 800 to 1
  Reverse Stock Split
  Declared November 2005                        965,791	      -			       -		-
Stock Issued for
  Subscriptions Receivable                       38,000      (40,000)		       -		-
Net Loss                                              -	      -	              (4,780,407)      (4,780,407)
					 -----------------------------------------------------------------------
Balances, December 31, 2005              $   34,457,058    $ (40,000)	   $ (34,520,133)    $    (70,866)
					 =======================================================================

      See accompanying summary of significant accounting policies and notes to financial statements.


             (FORMERLY ZANNWELL, INC. AND USA TELCOM INTERNATIONALE)
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2005 and 2004

                                                           December      December
                                                             2005          2004
                                                         -------------  ----------
Cash Flows From Operating Activities
  Net Income (Loss)                                      $(4,780,407)  $(29,477,019)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation                                                     -              -
  Loss on Sale of Assets-Related Party                                          769
  Stock Option Expense                                       401,121         54,346
  Stock Issued for Services                                4,014,700     28,874,530
  Imputed Interest                                               907          4,815
Changes in Operating Assets and Liabilities:
  Decrease in other assets                                         -              -
  Increase in Accounts Payable and Other Liabilities           6,080        139,154
                                                         -------------  -----------
Net cash used in operating activities                       (357,599)      (403,405)
                                                         -------------  -----------
Cash Flows From Investing Activities:
  Proceeds from the Sale of Assets                                 -         10,300
  Cash given for loan                                              -              -
                                                         -------------  -----------
Net cash provided by (used in) investing activities                -         10,300
                                                         -------------  -----------
Cash Flows From Financing Activities:
  Proceeds from the sale of common stock                      292,813       392,934
  Proceeds from related party loan                             77,495        84,209
  Payments on loan payable-Shareholder                              -       (84,153)
                                                         -------------  -----------
Net cash provided by financing activities                     370,308       392,990
                                                         -------------  -----------
Net Change in Cash                                             12,709          (115)

Cash Beginning of Period                                            -           115
                                                         -------------  -----------
Cash End of Period                                       $     12,709   $         -
                                                         =============  ===========
Supplemental information:
  Interest Paid                                          $           -   $        -
                                                         =============  ===========
  Income Taxes Paid                                      $           -   $        -
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

                               THE BLACKHAWK FUND
                (Formerly Zannwell, Inc. and USA Telcom Internationale)
                          NOTES TO FINANCIAL STATEMENTS

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature of business. The Blackhawk Fund ("Blackhawk") was organized November 5, 1998 in Nevada as USA Telecom. In 1998, the entity amended its articles of incorporation to change its name to USA Telcom, in 2000 it amended its articles of incorporation to change its name to USA Telcom Internationale, in 2004 it amended its articles of incorporation to change its name to ZannWell Inc., and in January 2005, it amended its articles of incorporation to change its name to Blackhawk Fund. Blackhawk did not have any significant operating activities as of December 31, 2005.

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

Revenue Recognition. Blackhawk recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. Blackhawk had minimal and no revenues for years ended December 31, 2005 or 2004.

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

Basic and diluted net income (loss) per share. The basic net loss per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing the net income (loss) adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended December 31, 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Blackhawk accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Blackhawk granted 740,000,014 and 95,000 options to purchase common stock toemployees during the years ended December 31, 2005 and 2004 respectively. All options vest immediately have an exercise price of 85 percent of market value on the date of grant andexpire 10 years from the date of grant. Blackhawk recorded compensation expense of $401,121 and $54,346 respectively under the intrinsic value method during the years ended December 31, 2005 and 2004 respectively.

The following table illustrates the effect on net loss and net loss per share if Blackhawk had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                          2005              2004
                                   -----------------  ---------------
Net income (loss) as reported      $    (4,780,407)  $     (29,477,019)
Add:  stock based compensation
      determined under intrinsic
      value-based method                   401,121              54,346

Less: stock based compensation
      determined under fair value-
      based method                      (2,674,146)           (362,306)
                                   -----------------   ---------------

  Pro forma net income (loss)      $    (7,053,432)  $     (29,784,779)
                                   =================  =================
Basic and diluted net loss
  per common share:
  As reported                      $         (4.52)        (286,184.65)
  Pro forma                                 ( 6.67)        (289,172.61)

The weighted average fair value of the stock options granted during 2005 and 2004 was $.004 and .005 respectively. Variables used in the Black-Scholes option-pricing model include (1) 1.5% risk-free interest rate
(2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility was 728% and 462% respectively, and (4) zero expected dividends.

Recently issued accounting pronouncements. Blackhawk does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Blackhawk results of operations, financial position or cash flow.

Note 2-Note Payable- Related Party-Blackhawk has a loan from its parent Palomar, of $77,496 repayable in three years with 8%annual interest with no collateral.

                                 THE BLACKHAWK FUND
                (Formerly Zannwell, Inc. and USA Telcom Internationale)
                          NOTES TO FINANCIAL STATEMENTS

NOTE  3  -  RELATED  PARTY

During 2005 Blackhawk paid $50,000 to BMM LLC a company owned and controlled by Steve Bonenberger and $45,000 to Prize Entertainment Inc, a company owned and controlled by Brent Fouch. During the year ended December 31, 2004, three related parties forgave $150,000 of accounts payable and $84,108 of notes payable owed to them. This resulted in a charge of $234,108 to additional paid in capital.

NOTE  4  -  LOAN  PAYABLE  -  SHAREHOLDER

During the year ended December 31, 2004, Blackhawk paid back a shareholder $85,548 loaned to Blackhawk in 2003. $84,153 was principal and $1,395 was interest.

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

Summary  information  regarding  options  is  as  follows:

                                         Exercise
                               Options     Price
                               --------  ---------
Outstanding at
  December 31, 2003                  -         n/a

Year ended December 31, 2004:
  Granted                       95,000   $     3.2
  Exercised                    (95,000)  $     3.2
                               --------  ---------

Outstanding at
  December 31, 2004                  -         n/a

Year ended December 31 2005          -         n/a


There were no options outstanding and exercisable as of December 31, 2005. and 2004.

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

During the year ended December 31, 2004, Blackhawk issued 93,125 shares of common stock for services. The shares were valued at $268,530.
During 2005, employees exercised options to acquire 740,000,014 shares of common Stock on a cashless basis through an outside broker. The broker sold the shares on the open market and Blackhawk received proceeds totaling $292,813. Blackhawk recordedcompensation expense of $401,121 under the intrinsic value method.

In January 2005, Palomar exchanged 10 million shares of Series A preferred stock for 100 million shares of Blackhawk's common stock. The 10 million shares of Series A Preferred were convertible under their terms into 125,000 shares of post split Common stock. The additional 99,875,000 shares had a fair market value of .04 per share, resulting in additional compensation of $ 3,995,000.

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

On November 29, 2004, Robert C. Simpson, then sole director and officer of Blackhawk, sold his 19,000,000 shares of series A Preferred stock, 10,000,000 shares of series B Preferred stock, and 10,000,000 shares of series C Preferred stock of Blackhawk to Palomar Enterprises, Inc. ("Palomar") for $380,000.


Note 11- Going Concern

While the Fund has incurred significant losses and has a negative capital Management is confident that it will attract a merger candidate and until such time can continueTo operate based upon affiliate funding or capital financing.

Note 12- Stock Split
On January 3, 2005 Blackhawk declared a 800 to 1 reverse stock split. All share and per share information relating to this reverse split was retroactively restated in Blackhawks 2004 form 10KSB.

On November 7, 2005,The Company's Board of Directors declared a 800 to 1 reverse stock split for shareholders of record as of November 17,2005. All share and per share information has been retroactively restated in the consolidated financial statements to reflect the reverse split.