Form 10QSB
period 2006-03-31
Blackhawk Fund
filed 2006-05-12
CIK 1096768

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2006.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [_] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 24, 2006, the issuer had 12,209,007 shares of its common stock issued and outstanding.

Transitional  Small  Business  Disclosure Format (check one):  Yes  [_]  No[X]

                           TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
    Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . .    3
    Item 2.  Management's Discussion and Analysis or Plan of Operation .    8
    Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . .   10

PART II - OTHER INFORMATION
    Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .   11
    Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   11
    Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . .   11
    Item 4.  Submission of Matters to a Vote of Security Holders.. . . .   11
    Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .   11
    Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .   11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.   13
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.   14
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.   15
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.   16

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS.

                              THE BLACKHAWK FUND
                                BALANCE SHEET
                                 (unaudited)

                                                   March 31,      December 31,
                                                     2006            2005
ASSETS
  Cash                                           $    8,525       $     12,709
  Prepaid and other current assets                    1,592                  -
                                                 ----------       ------------
Total current assets                                 10,117             12,709
						 ----------       ------------
  Property - held-for-sale                          625,083                  -
                                                 ----------       ------------
TOTAL ASSETS                                     $  635,200       $     12,709
                                                 ==========       ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
  Accounts payable and accrued liabilities       $    4,779       $     6,080
  Notes payable-related party                       212,496            77,495
                                                 ----------       -----------
Total current liabilities                           217,275            83,575
                                                 ----------       -----------
Long term liability
  Note payable                                      496,000                 -
Total Liabilities                                   713,275            83,575
                                                 ----------       -----------
Commitments and contingencies                             -                 -

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value:
  Series A: Authorized 20,000,000
  9,000,000 issued and outstanding
  at March 31, 2006 and December 31, 2005             9,000             9,000
  Series B: Authorized 10,000,00
  10,000,000 issued and outstanding
  at March 31, 2006 and December 31, 2005            10,000            10,000
  Series C: Authorized 20,000,000
  10,000,000 issued and outstanding
  at March 31, 2006 and December 31, 2005            10,000            10,000
Common stock, $.001 par value, 4,000,000,000
  shares authorized, 12,209,007 and 3,209,007
  shares issued and outstanding at March 31,
  2006 and December 31, 2005                         12,209             3,209
Additional paid in capital                       34,457,057        34,457,058
Stock subscriptions receivable	                    (20,000)          (40,000)
Retained Deficit                                (34,556,341)      (34,520,133)
                                                -----------       -----------
Total Stockholders' Deficit                         (78,075)          (70,866)
                                                -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $   635,200       $    12,709
                                                ===========       ===========

                               THE BLACKHAWK FUND
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2006 and 2005
                                   (unaudited)

                                                       2006          2005
                                                 -------------  -----------


Revenue                                          $          -   $     3,118
                                                 -------------  -----------
Expenses:
  General and administrative expense                   32,943     4,598,639
  Interest expense                                      3,265             -
                                                 -------------  -----------


Net loss                                         $    (36,208)  $(4,595,521)
                                                 =============  ===========

Basic and diluted loss per common share          $       (.01)  $    (19.15)

Weighted average common shares outstanding          6,664,556       239,923


                             THE BLACKHAWK FUND
                          STATEMENTS OF CASH FLOWS
                 Three Months Ended March 31, 2006 and 2005
                                (unaudited)


                                                                2006         2005
                                                            ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $  (36,208)  $(4,595,521)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Stock issued for services                                         -     3,995,000
    Stock option expense                                              -       393,262

  Changes in:
   Other assets (increase)                                       (1,593)            -
   Accounts payable (decrease)increase                           (1,301)        1,167
                                                            ------------   ----------
NET CASH USED IN OPERATING ACTIVITIES                          (39,102)     ( 206,092)
                                                            ------------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of Building					      (129,083)             -
                                                            ------------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from stock issuance/subscriptions                    29,000        220,666
  Payments on notes payable - related party                    (23,000)             -
  Proceeds from notes payable - related party                  158,001              -
                                                            ------------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      164,001        220,666
                                                            ------------   ----------
NET CHANGE IN CASH                                              (4,184)        14,574

CASH BALANCES
  -Beginning of period                                          12,709              -
                                                            ------------   ----------
  -End of period                                            $    8,525      $  14,574
                                                            ============    ==========
Supplemental disclosures:
Cash paid for:
  Interest                                                  $    1,177      $       -
  Income taxes                                                       -              -

                               THE BLACKHAWK FUND
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of The Blackhawk Fund ("Blackhawk" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of theSecurities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Blackhawk's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2005 as reported in the 10-KSB have been omitted.

NOTE 2  - STOCK BASED COMPENSATION

Prior to January 1, 2006 we accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (FAS 123). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Effective January 1, 2006, the Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (FAS 123R) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock-based compensation expense recognized during the quarter ended March 31, 2006 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the origial provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

Beginning on January 1, 2006, any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.

During the quarter ended March 31, 2006, the Company did not make any stock option grants and therefore did not recognize any stock-based compensation expense. During the quarter ended March 31, 2005, the Company granted 470,000,014 options to purcahse common stock to employees. All options vested immediately, had an exercise price of 85 percent of market on the date of grant and expiry 10 years from the date of grant. The Company recorded stock based compensation expense of $393,262, as determined under the intrinsic value method, during the quarter ended March 31, 2005.

                       THE BLACKHAWK FUND
                 NOTES TO FINANCIAL STATEMENTS
                           (unaudited)

The following table illustrates the effect on net loss and per share information had the Company accounted for share-based compensation in accordance with FAS 123R for the periods indicated:

			                      Three Months Ended
			                        March 31, 2005
                                               ------------------
Net loss as reported                             $(4,595,521)
Add: stock based compensation determined
under intrinsic value-based method                   393,262
Less: stock based compensation determined
under the fair value-based method                 (2,621,746)
                                                 -----------
Pro forma net loss                               $(6,824,005)
                                                 -----------
Basic and diluted net loss per common share:
  As reported                                        $(19.15)
  Pro forma                                          $(28.44)


The weighted average fair value of the stock options granted during 2005 was $.005. Variables used in the Black-Scholes option pricing model included
(1) 1.5% risk-free interest rate, (2) expected option life is the actual remaining life, (3)expected volatiltiy of 566% and (4) zero expected dividends.

NOTE 3 - PROPERTY - HELD FOR SALE

In late March 2006, the Company purchased a condominium located in Carlsbad, California for $625,083. The Company intends to renovate and sell the condo. Since the Company intends to sell the condominium upon completion of the planned renovations, it has beed designated as "held-for-sale." Therefore it will be carried at the lower cost or fair value (net of expected sales costs) during the renovation period and will not be depreciated.

NOTE 4 - COMMON STOCK

During the quarter ended March 31, 2006, the company issued 9 million shares of common stock at par value pursuant to a stock subscription agreement.
As of March 31, 2006, the Company had not received the $9,000 due under the stock subscription agreement and has therefore reflected it as stock subscription receivable (a contra equity account).

On November 7, 2005, The company's Board of Directors declared an 800 to 1 reverse stock split for shareholders of record as of November 17, 2005. All share and per share information has been retroactively restated in the financial statements to reflect the reverse split.

NOTE 5 - NOTES PAYABLE

In conjunction with the purchase of the condominium described in Note 3 above, the Company executed a 30-year adjustable rate promissory note for $496,000. The initial interest rate on the note is 7.875% and may change on April 1, 2008 and on that date every sixth month thereafter. Pursuant to the terms of the note, the Company is required to make interest only payments for the first 10 years (first 120 payments).The initial monthly payments will be $3,225 and may change beginning on April 1, 2008. The note payable is personally guaranteed by the Company's president.

                       THE BLACKHAWK FUND
                 NOTES TO FINANCIAL STATEMENTS
                           (unaudited)

During the quarter ended March 31, 2006, the Company received advances from Palomar Enterprises, Inc. ("Palomar") totalling approximately $158,000. Palomar is controlled by the Company's CEO and CFO. Of the $158,000, $23,000 was used to repay advances previously made by the CEO and CFO, $129,000 was used to fund the cash payment made in connection with the acqusition of the condominium (discussed in Note
3 above) with the remainder being retained for general coporate purposes.

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

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended December 31, 2005.

MANAGEMENT'S PLAN OF OPERATIONS.

CURRENT BUSINESS PLAN

The Blackhawk Fund operates with a focus on developing and/or acquiring cash flow positive businesses, acquiring the real property and assets that are material to those businesses and offering various types of financial instruments; including but not limited to, notes, deeds of trust and other types of corporate financing structures.

The real properties acquired may be improved and re-sold at higher prices or held for income and appreciation, depending on the market conditions. Properties purchased will generally need minor improvements prior to re-sale, this work will be contracted out to independent contractors. The properties being held for income and appreciation will generate sufficient rental income to be cash-flow positive and located in markets with a high probability of appreciation.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005.

     Total net sales and revenues were at zero for the three months ended March 31, 2006 compared to $3,118 for the prior period.

     General and administrative expense for the three months ended March 31, 2006 compared to 2005 decreased by $4,565,696 to $32,943 from $4,598,639 in the prior period. The 2005 expenses included a $3,995,000 charge for share based compensation relating to 99,875,000 shares issued in connection with the conversion of Preferred A shares into common shares and a $393,262 charge for stock option expense which did not occur in 2006.

      Net loss decreased from $4,595,521 to $36,208 for the three months ended March 31, 2006.

     Interest expense, for the three months ended March 31, 2006 was $3,265 as compared to none in the same period in 2005.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As  of  March 31, 2006, we had a deficiency in working capital of $207,158.

     Cash used in operating activities totaled $39,102 for the three months ended March 31, 2006 as compared to $206,092 for the three months ended March 31, 2005.

     Cash used in investing activities totaled $129,083 for the three months ended March 31, 2006 as compared to none for the comparable prior year period. The cash used in investing activities relates to the cash paid at closing in connection with the purchase of the condominium in late March 2006.

     Cash provided by financing activities totaled $164,001 for the three months ended March 31, 2006 as compared to $220,666 for the comparable prior year period. Of the 2006 amount, $29,000 related to proceeds from stock issuances/subscriptions compared to $220,666 for the comparable prior year period and $135,001 related to net proceeds received from advances made to the Company by related parties compared to none for the comparable prior year period.

CRITICAL ACCOUNTING POLICIES

     The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. A summary of our critical accounting policies can be found in the notes to our annual financial statements included our Form 10-KSB for the year ended December
31, 2005.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL  PROCEEDINGS.

     Reference is made to our Annual Report for the year ended December 31, 2005, filed with the Commission on February 28, 2006.

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


__________
*   Filed  herewith.
**  Previously  Filed.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   The BlackHawk Fund
Dated May 12, 2006.
                                   By /s/ Steve Bonenberger
                                     -----------------------------------
                                     Steve Bonenberger, President, Chief
                                     Executive Officer and Director