Form 10QSB
period 2006-06-30
Blackhawk Fund
filed 2006-08-11
CIK 1096768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the transition period from ____ to ____

Commission File Number: 000-49672

THE BLACKHAWK FUND
(Exact Name of Small Business Issuer as Specified in its Charter)

___________________NEVADA___________________________	88-0408213
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

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

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: As of June 30, 2006, the issuer had 17,209,007 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Balance Sheets as of June 30, 2006 and December 31, 2005 (unaudited)                                                                      3
Statement of Operations for the three and six months ended June 30, 2006 and 2005 (unaudited)          4
Statement of Cash Flows for the six months ended June 30, 2006 and 2005 (unaudited)                                           5
Notes to Financial Statements (unaudited)                                                                                                                       6

Item 2. Management's Discussion and Analysis or Plan of Operation                                                                                         9

Item 3. Controls and Procedures                                                                                                                                                        11

PART II - OTHER INFORMATION                                                                                                                                                  12

Item 1. Legal Proceedings                                                                                                                                                                   12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                                                                         12

Item 3. Defaults Upon Senior Securities                                                                                                                                           12

Item 4. Submission of Matters to a Vote of Security Holders                                                                                                       12

Item 5. Other Information                                                                                                                                                                    12

Item 6. Exhibits                                                                                                                                                                                      12

SIGNATURES                                                                                                                                                                                       12

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002                                            13
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002                                            14
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002                                            15
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002                                            16

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE BLACKHAWK FUND
BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Cash	$ 34,629	$ 12,709
Total current assets	34,629	12,709

Property - held-for-sale	1,628,583	-
TOTAL ASSETS	$ 1,663,212	$ 12,709

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accounts payable and accrued liabilities	$ 5,274	$ 6,080
Notes payable-related party	212,496	77,495
Total current liabilities	217,770	83,575
Long term liability
Note payable	1,496,000	-
Total Liabilities	1,713,770	83,575

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value:
Series A: Authorized 20,000,000
9,000,000 issued and outstanding	9,000	9,000
Series B: Authorized 10,000,000
10,000,000 issued and outstanding	10,000	10,000
Series C: Authorized 20,000,000
10,000,000 issued and outstanding	10,000	10,000
Common stock, $.001 par value, 4,000,000,000 shares
authorized, 17,209,007 and 3,209,007 shares
issued and outstanding	17,209	3,209
Additional paid in capital	34,592,226	34,457,058
Stock subscriptions receivable	(1,315)	(40,000)
Retained Deficit	(34,687,678)	(34,520,133)
Total Stockholders' Deficit	(50,558)	(70,866)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,663,212	$ 12,709

See accompanying notes to financial statements.

THE BLACKHAWK FUND
STATEMENTS OF OPERATIONS
For the Three Months and Six Months
Ended June 30, 2006 and 2005
(Unaudited)

Three Months Ended             Six Months Ended
    June 30,                   June 30,
                 2006  2005         2006         2005

                                              Revenue              $     -    $    8,533        $     -     $   11,651

               Expenses:
                 General & administrative       106,151      85,574           39,094     4,684,213
                 Interest expense             25,186          -            28,451          -

                 Net Loss                                        $    (131,337)             $  (77,041)                         $   (167,545)      $(4,672,562)
                                                                                                         =========           =========                         ==========  ==========

                Basic and diluted loss
                per share                $             (.01)     $          (.07)         $         (.02)   $        (7.08)

                Weighted average shares
                Outstanding                                      14,736,479                1,079,651                           10,678,620             660,080

See accompanying notes to financial statements.

THE BLACKHAWK FUND
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

2006             2005
                                                                                                                                       --------                 --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     $ (167,545)               $(4,672,562)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock issued for services                                -               4,014,700
Stock option expense                                  -                    401,122
Changes in:
Accounts payable                                 (806)                   6,355
                                           ------------               --------------
NET CASH USED IN OPERATING ACTIVITIES                     (168,351)                (250,385)
                                            -----------               ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to related party                                 -                 (46,000)
Purchase of buildings                                 (132,583)                    -
                                              ------------                ------------
NET CASH USED IN
INVESTING ACTIVITIES                               (132,583)                (46,000)
                                           -----------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuances/subscriptions                     187,853                 292,813
Proceeds from note payable - related party                         158,001                    4,863
Payments on loan payable - related party                                                                    (23,000)
                                                                                                                                 -------------                ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                322,854                                          297,676
                                                                                                                                 -------------                ------------
NET CHANGE IN CASH                                                                                                         21,920                                                           1,291

CASH BALANCES
-Beginning of period                                                                              12,709                                                  -
                                                                                                                                -------------                -------------
-End of period                                                                                     $ 34,629                                       $     1,291
                                                                                                                              ========                ========
Supplemental disclosures:
Interest paid                                                                                                                  $ 23,177                                        $            -
Income taxes paid                                                                                                                     -                                                   -

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of fixed assets through financing                                                        $ 1,496,000                                        $            -

See accompanying notes to financial statements.

THE BLACKHAWK FUND
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of The Blackhawk Fund (“Blackhawk” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Blackhawk’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2005 as reported in the 10-KSB have been omitted.

NOTE 2-STOCK BASED COMPENSATION

Prior to January 1, 2006 we accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” (“FAS 123”). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Effective January 1, 2006, the Company has adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“FAS 123R”) and applied the provisions of the Securities and Exchange Commission Staff Accounting bulletin No. 107 using the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock based compensation expense recognized during the six months ended June 30, 2006 includes compensation expense for all share based payments granted on or prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation costs for all share based payments granted on or subsequent to January 1 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

Beginning on January 1, 2006, any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.

During the six months ended June 30, 2006, the Company did not make any stock option grants and therefore did not recognize any stock based compensation expense.

Blackhawk granted 925,000 options to purchase common stock to employees during the six months ended June 30, 2005. All options vest immediately, have an exercise price of 85 percent of market value on the date of grant and expire 10 years from the date of grant. Blackhawk recorded compensation expense of $401,122 under the intrinsic value method during the six months ended June 30, 2005.

The following table illustrates the effect on net loss and net loss per share if Blackhawk had applied the fair value provisions of FAS No. 123, to stock-based employee compensation.

                                    Three Months Ended Six                   Months Ended
                                                                  June 30,                               June 30,
                                                                                            2005                                      2005
                                                                                                                _______________________________________

                        Net loss as reported             $   (77,041)            $       (4,672,562)
                        Add: stock based compensation
                   determined under intrinsic value-
                               based method                                                         7,860                                   401,122
                           Less: stock based compensation
                           determined under fair value-based method            (52,400)                             (2,674,146)
                                                                                                                                                                        -----------                                -----------
                                                                                  Pro forma net loss                                                $    (121,581)                          $ (6,945,586)
                                                                                                                                                                ===========                      ==========

            Three Months Ended Six                   Months Ended
                                                                  June 30,                               June 30,
                                                                                            2005                                      2005
                                                                                                         __________________________________

                Basic and diluted net loss
                           per common share:
                                                                                                       As reported                                                  $(.07)                               $(7.08)
                                                                                       Pro forma                                                      $(.11)                               $(10.52)

The weighted average fair value of the stock options granted during 2005 was $.004. Variables used in the Black-Scholes option-pricing model include (1) 1.5% risk-free interest rate (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility was 728% and (4) zero expected dividends.

NOTE 3 - PROPERTIES- HELD FOR SALE

In late March 2006, the Company purchased a condominium located in Carlsbad, California for $625,083. The Company intends to renovate and sell the condo. Since the Company intends to sell the condominium upon completion of the planned renovations, it has been designated as “held for sale”. Therefore it will be carried at the lower of cost or fair value (net of expected sales costs) during the renovation period and will not be depreciated.

In June of 2006, the Company entered into a joint venture with another group to renovate and then sell a residential home located in Oceanside, California. The Company is a 50% joint venture partner, but has the rights to exercise control. The Company is 100% responsible for improvement costs, with these costs to be reimbursed upon sale and any remaining profits split 50/50. The Company has valued the house at the value of the mortgage liability assumed of $1,000,000. As the intention on this property is identical to the condo described above the description related to “held  for sale” and depreciation apply.

NOTE 4 - COMMON STOCK

During the six months ended June 30, 2006, the Company issued 14 million shares of common stock at par value pursuant to a stock subscription agreement. As of June 30, 2006 the Company had not received $1,315 due under the stock subscription agreement and has therefore reflected it as stock subscription receivable (a contra equity account).

On November 7, 2005, the Company’s board of directors declared a 800 to 1 reverse stock split for shareholders of record as of November 17, 2005. All shares and per share information has been retroactively restated in the financial statements to reflect the reverse split.

NOTE 5-MORTGAGES PAYABLE

In conjunction with the purchase of the condominium described in note 3 above, the Company executed a 30-year adjustable rate promissory note for $496,000. The initial interest rate on the note is 7.875 % and may change on April 1, 2008 and on that date every six month thereafter. Pursuant to the terms of the note, the Company is required to make interest only payments for the first 10 years (first 120 payments). The initial monthly payment will be $3,225 and may change beginning on April 1, 2008. The note is personally guaranteed by the Company’s president.

In conjunction with the joint venture property described in Note 3 above, the Company assumed a 50% interest and corresponding promissory note debt for $1,000,000. Terms indicate a fixed interest rate of 7.25% interest only payment for 120 payments. Monthly amounts are presently $6,042.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the quarter ended June 30, 2006 the Company made payments totaling $70,000 to entities controlled by the CEO and CFO for consulting services.

NOTE 7 - SUBSEQUENT EVENT

In July 2006, the Company purchased residential property in St. Louis, Mo. for $138,000 to renovate and sell.

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

We intend to concentrate on identifying preliminary prospective business opportunities that may be brought to our attention through present associations of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospectsfor the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2005.

Total net sales and revenues were at $0 for the three months ended June 30, 2006 compared to $8,533 for the prior period. Revenues in the 2005 period were derived from consulting fees.

General and administrative expenses for the three months ended June 30, 2006 compared to 2005 increased by $20,577 to $106,151 from $85,574 in the prior period.

Operating loss increased from a loss of $77,041 to a loss of $131,337 for the three months ended June 30, 2006.

Interest expense for the three months ended June 30, 2006 was $25,186 compared to $0 in 2005.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
2005.

Total net sales and revenues were at $0 for the six months ended June 30, 2005 compared to $11,651 for the prior period. Revenues in the 2005 period were derived from consulting fees.

General and administrative expenses for the six months ended June 30, 2006 compared to 2005 decreased by $4,545,119 to $139,094 from $4,684,213 in the prior period. The 2005 expenses include a $3,995,000 charge for compensation expense on 99,875,000 shares issued in conversion of Preferred A shares into Common shares and a $19,700 charge for 127,000,000 shares issued for services.

Operating loss decreased from a loss of $4,672,562 to a loss of $167,545 for the six months ended June 30, 2006.

Interest expense for the six months ended June 30, 2006 was $28,451 as compared to the same period of $0.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had a negative working capital of $183,141. Cash used in operating activities was $8,351 compared to $250,385 for the prior year.Cash used in investing activities was $292,565 compared to $46,000 in the prior year. The cash used in investing activities related to the condominium purchase and residential home acquired in March and June 2006.

Cash provided by financing activities was $322,856 compared to $297,656 in the prior year. Of the 2006 amount $187,855 was from stock subscription raises and $135,001 from related party advances. Of the 2005 amount $292,813 was from stock subscription agreements.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. A summary of our critical accounting policies can be found in the notes to our financial statements included in our form 10-KSB for the year ended December 31, 2005.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Reference is made to our Annual Report for the year ended December 31, 2005 filed with the Commission on February 28,2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

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

THE BLACKHAWK FUND
Dated August 9, 2006
By /s/ Steve Bonenberger
Steve Bonenberger, President, Chief
Executive Officer and Director