Form 10QSB/A
period 2006-06-30
Blackhawk Fund
filed 2006-09-21
CIK 1096768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

NOTE REGARDING AMENDED FILING: This amendment is being filed to correct the alignment of the financial tables only; no other changes have been made.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Balance Sheets as of June 30, 2006 and December 31, 2005 (unaudited)                                                       3
Statement of Operations for the three and six months ended June 30, 2006 and 2005 (unaudited)           4
Statement of Cash Flows for the six months ended June 30, 2006 and 2005 (unaudited)                            5
Notes to Financial Statements (unaudited)                                                                                                        6

Item 2. Management's Discussion and Analysis or Plan of Operation                                                                          9

Item 3. Controls and Procedures                                                                                                                                         11

PART II - OTHER INFORMATION                                                                                                                                   12

Item 1. Legal Proceedings                                                                                                                                                    12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                                                          12

Item 3. Defaults Upon Senior Securities                                                                                                                            12

Item 4. Submission of Matters to a Vote of Security Holders.                                                                                       12

Item 5. Other Information                                                                                                                                                     12

Item 6. Exhibits                                                                                                                                                                       12

SIGNATURES                                                                                                                                                                        12

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

THE BLACKHAWK FUND
STATEMENTS OF OPERATIONS
For the Three Months and Six Months
Ended June 30, 2006 and 2005
(Unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	2006	2005	2006	2005

Revenue	$ -	$ 8,533	$ -	$ 11,651

Expenses:
General & administrative	106,151	85,574	139,094	4,684,213
Interest expense	25,186	-	28,451	-
Net Loss	($131,337)	($77,041)	($167,545)	($4,672,562)

Basic and diluted loss per share	($0.01)	($0.07)	($0.02)	($7.08)

Weighted average shares
Outstanding	14,736,479	1,079,651	10,678,620	660,080

See accompanying notes to financial statements.

THE BLACKHAWK FUND
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($167,545)	($4,672,562)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock issued for services	-	4,014,700
Stock option expense	-	401,122
Changes in:
Accounts payable	(806)	6,355

NET CASH USED IN OPERATING ACTIVITIES	(168,351)	(250,385)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to related party	-	(46,000)
Purchase of buildings	(132,583)	-

NET CASH USED IN INVESTING ACTIVITIES	(132,583)	(46,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuances/subscriptions	187,853	292,813
Proceeds from note payable - related party	158,001	4,863
Payments on loan payable - related party	(23,000)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	322,854	297,676

NET CHANGE IN CASH	21,920	1,291
	===========	=========
CASH BALANCES
-Beginning of period	12,709	-

-End of period	$34,629	$ 1,291
	===========	==========
Supplemental disclosures:
Interest paid	$23,177	$ -
Income taxes paid	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of fixed assets through financing	$ 1,496,000	$ -
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

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005

Net loss as reported	($77,041)	($4,672,562)
Add: stock based compensation
determined under intrinsic
value-based method	7,860	401,122

Less: stock-based compensation
determined under fair
value-based method	(52,400)	(2,674,146)
	--------------------------	------------------------
Pro forma net loss	($121,581)	($6,945,586)
	===============	===============

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005

Basic and diluted net loss per common share
As reported	($0.07)	($7.08)
Pro forma	($0.11)	($10.52)

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS.

All exhibits required to be filed with the Amended Form 10Q-SB can be found in their entirety in our original Form 10Q-SB filing on the SEC website at www.sec.gov.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BLACKHAWK FUND
Dated: September 21, 2006
By /s/ Steve Bonenberger
Steve Bonenberger, President, Chief
Executive Officer and Director

                                                                                                                    12