Form 10QSB
period 2006-09-30
Blackhawk Fund
filed 2006-11-14
CIK 1096768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: As of September 30, 2006, the issuer had 30,209,007 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Balance Sheets as of September 30, 2006 and December 31, 2005 (unaudited).........................................3
Statements of Operations for the three and nine months ended September 30, 2006 and 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE BLACKHAWK FUND
BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2006	2005
ASSETS
Cash	$ 176,871	$ 12,709
Total current assets	176,871	12,709

Property - held-for-sale	1,628,583	-
TOTAL ASSETS	$ 1,805,454	$ 12,709

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Accounts payable and accrued liabilities	$ 10,033	$ 6,080
Notes payable - related party	532,496	77,495
Total current liabilities	542,529	83,575

Note payable	1,496,000	-

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value:
Series A: Authorized 20,000,000
no shares issued and outstanding	-	9,000
Series B: Authorized 10,000,000
10,000,000 issued and outstanding	10,000	10,000
Series C: Authorized 20,000,000
10,000,000 issued and outstanding	10,000	10,000
Common stock, $.001 par value, 4,000,000,000 shares
authorized, 30,209,007 and 3,209,007 shares
issued and outstanding	30,209	3,209
Additional paid in capital	34,641,226	34,457,058
Stock subscriptions receivable	(1,315)	(40,000)
Retained deficit	(34,923,195)	(34,520,133)
Total Stockholders' Deficit	(233,075)	(70,866)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,805,454	$ 12,709

See accompanying notes to financial statements.

THE BLACKHAWK FUND
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months
Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Income:
Gain on sale of property	$ 7,451	$ -	$ 7,451	$ -
Consulting	-	10,899	-	22,550
Total	7,451	10,899	7,451	22,550

Expenses:
General & administrative	210,270	69,694	349,364	4,753,907
Loss from operations	(202,819)	(58,795)	(341,913)	(4,731,357)

Interest expense	32,698	-	61,149	-
Net loss	$ (235,517)	$ (58,795)	$ (403,062)	$ (4,731,357)

Basic and diluted loss per share	$ (0.01)	$ (0.05)	$ (0.03)	$ (5.60)

Weighted average shares outstanding	23,274,941	1,209,012	14,824,392	845,068

See accompanying notes to financial statements.

THE BLACKHAWK FUND
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (403,062)	$ (4,731,357)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock issued for services	53,000	4,014,700
Stock option expense	-	401,122
Gain on sale of property	(7,451)	-
Changes in:
Accounts payable and accrued liabilities	3,952	6,850
NET CASH USED IN OPERATING ACTIVITIES	(353,561)	(308,635)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of buildings	(272,583)	-
Proceeds from sale of building	147,451
NET CASH USED IN INVESTING ACTIVITIES	(125,132)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuances/subscriptions	182,854	292,813
Proceeds from stock sales	5,000	-
Proceeds from note payable - related party	478,001	31,063
Payments on note payable - related party	(23,000)	(5,863)

NET CASH PROVIDED BY FINANCING ACTIVITIES	642,855	318,013

NET CHANGE IN CASH	164,162	9,328

CASH BALANCES
-Beginning of period	12,709	-

-End of period	$ 176,871	$ 1,291

Supplemental disclosures:
Interest paid	$ 51,115	-
Income taxes paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Mortgage liability assumed on home	$1,000,000	-
Conversion of 10,000 preferred shares to common	$ 9,000	-

See accompanying notes to financial statements.

THE BLACKHAWK FUND
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of The Blackhawk Fund have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Blackhawk’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2005 as reported in the 10-KSB have been omitted.

Use of Estimates

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - STOCK BASED COMPENSATION

Prior to January 1, 2006 we accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” (“FAS 123”). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Effective January 1, 2006, Blackhawk has adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“FAS 123R”) and applied the provisions of the Securities and Exchange Commission Staff Accounting bulletin No. 107 using the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock based compensation expense recognized during the six months ended June 30, 2006 includes compensation expense for all share based payments granted on or prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation costs for all share based payments granted on or subsequent to January 1 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

Beginning on January 1, 2006, any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.

During the nine months ended September 30, 2006, Blackhawk did not make any stock option grants and therefore did not recognize any stock based compensation expense.

Blackhawk granted 925,000 options to purchase common stock to employees during the nine months ended September 30, 2005. All options vested immediately, have an exercise price of 85 percent of market value on the date of grant and expire 10 years from the date of grant. Blackhawk recorded compensation expense of $401,122 under the intrinsic value method during the nine months ended September 30, 2005.

The following table illustrates the effect on net loss and net loss per share if Blackhawk had applied the fair value provisions of FAS No. 123, to stock-based employee compensation.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net loss as reported	$ (58,795)	$ (4,731,357)
Add: stock based compensation
determined under intrinsic
value-based method	-	401,122

Less: stock-based compensation
determined under fair
value-based method		(2,674,146)

Pro forma net loss	$ (58,795)	$ (7,004,381)

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Basic and diluted net loss per common share
As reported	$ (0.05)	$ (5.60)
Pro forma	$ (0.05)	$ (8.29)

THE BLACKHAWK FUND
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - STOCK BASED COMPENSATION, Continued

The weighted average fair value of the stock options granted during 2005 was $.004. Variables used in the Black-Scholes option-pricing model include (1) 1.5% risk-free interest rate (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility was 728% and (4) zero expected dividends.

NOTE 3 - PROPERTY - HELD FOR SALE

In late March 2006, Blackhawk purchased a condominium located in Carlsbad, California for $625,083. Blackhawk intends to renovate and sell the condo. Since Blackhawk intends to sell the condominium upon completion of the planned renovations, it has been designated as “held for sale”. Therefore it will be carried at the lower of cost or fair value (net of expected sales costs) during the renovation period and will not be depreciated.

In June of 2006, Blackhawk entered into a joint venture with another group to renovate and then sell a residential home located in Oceanside, California. Blackhawk is a 50% joint venture partner, but has the rights to exercise control. Blackhawk is 100% responsible for improvement costs, with these costs to be reimbursed upon sale and any remaining profits split 50/50. Blackhawk has valued the house at the value of the mortgage liability assumed of $1,000,000. As the intention on this property is identical to the condo described above the description related to “held for sale” and depreciation apply.

During the quarter ended September 30, 2006, Blackhawk purchased for $140,000 and sold for $147,451 a condominium in Florissant, Missouri resulting in a net gain on sale of $7,451.

NOTE 4 - COMMON STOCK

During the nine months ended September 30, 2006, Blackhawk issued 16 million shares of common stock at par value pursuant to a stock subscription agreement. As of September 30, 2006 Blackhawk had not received $1,315 due under the stock subscription agreement and has therefore reflected it as stock subscription receivable (a contra equity account).

On November 7, 2005, Blackhawk’s board of directors declared an 800 to 1 reverse stock split for shareholders of record as of November 17, 2005. All shares and per share information has been retroactively restated in the financial statements to reflect the reverse split.

On September 18, 2006, Blackhawk signed an Investment Agreement with Dutchess Private Equities Fund, II, L.P. (the “Investor”). Pursuant to this agreement, the Investor committed to purchase up to $10,000,000 of Blackhawk's common stock over the course of thirty-six (36) months. The amount that Blackhawk is entitled to request from each purchase (“Put”) shall be equal to, at Blackhawk's election, either (i) $250,000 or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the ten (10) trading days prior to the applicable put notice date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the put date. The put date is the date that the Investor receives a put notice of a draw down by Blackhawk. The purchase price is set at ninety-three percent (93%) of the lowest closing Best Bid price of the common stock during the pricing period. The pricing period is the five (5) consecutive trading days immediately after the put notice date. There are Put restrictions applied on days between the put date and the closing date with respect to that particular Put. During this time, Blackhawk is not entitled to deliver another put notice. Further, Blackhawk reserves the right to withdraw that portion of the Put that is below seventy-five percent (75%) of the lowest closing bid pirces for the 10-trading day period immediately preceding each put notice.
No shares have been issued under this agreement as of September 30, 2006.

On July 20, 2006, Blackhawk issued 2 million shares of common stock for services at a value of $40,000.

On August 22, 2006, Blackhawk converted 1 million shares of Series A Preferred Stock for 10 million shares of common stock.

On September 12, 2006, Blackhawk issued 1 million shares of common stock for services at a value of $13,000.

THE BLACKHAWK FUND
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - MORTGAGES PAYABLE

In conjunction with the purchase of the condominium described in Note 3 above, Blackhawk borrowed $496,000 on a 30-year adjustable rate promissory note. The initial interest rate on the note is 7.875 % and may change on April 1, 2008 and on that date every six month thereafter. Pursuant to the terms of the note, Blackhawk is required to make interest only payments for the first 10 years (first 120 payments). The initial monthly payment will be $3,225 and may change beginning on April 1, 2008. The note is personally guaranteed by Blackhawk’s president.

In conjunction with the joint venture property described in Note 3 above, Blackhawk assumed a 50% interest and corresponding promissory note debt for $1,000,000. Terms include a fixed interest rate of 7.25% and interest only payments for 120 payments. Monthly payments are presently $6,042.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2006 Blackhawk made payments totaling $110,000 to entities controlled by the CEO and CFO for consulting services.

NOTE 7 - SUBSEQUENT EVENT

In October 2006, Blackhawk purchased residential property in St. Louis, Mo. for $114,000 to renovate and sell.

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

MANAGEMENT'S PLAN OF OPERATIONS.

CURRENT BUSINESS PLAN

The Blackhawk Fund operates as a business and property development Company, by incubating developing and acquiring portfolio companies that are synergistic with Blackhawk’s business model. Blackhawk takes a lead role in the financing, development and management of these portfolio companies in return for an equity interest.
In addition Blackhawk identifies undervalued and foreclosed properties, purchases them then renovates to sell on the open market.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

Total income was $7,451 for the three months ended September 30, 2006 compared to $10,899 for the prior period. Income in the 2005 period was derived from consulting fees. In 2006, income was derived from the gain on the sale of property purchased in the quarter.

General and administrative expenses for the three months ended September 30, 2006 compared to 2005 increased by $140,576 to $210,270 from $69,694 in the prior period due mainly to stock issued for services of $53,000 and investor expenses of $40,416 for the three months ended September 30, 2006 compared to $0 for the three months ended September 30, 2005..

The loss from operations increased from a loss of $58,795 for the three months ended September 30, 2005 to a loss of $202,819 for the three months ended September 30, 2006.

Interest expense for the three months ended September 30, 2006 was $32,698 compared to $0 in 2005 due to the increase in notes payale to $1,496,000 in 2006 compared to $0 in 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Total income was at $7,451 for the nine months ended September 30, 2006 compared to $22,550 for the prior period. Income in the 2005 period were derived from consulting fees. In 2006, income was derived from the gain on the sale of a property.

General and administrative expenses for the nine months ended September 30, 2006 compared to 2005 decreased by $4,404,543 to $349,364 from $4,753,907 in the prior period. The 2005 expenses include a $3,995,000 charge for compensation expense on 124,844 shares issued in conversion of Preferred A shares into Common shares and a $19,700 charge for 158,750 shares issued for services.

The loss from operations decreased from a loss of $4,731,357 to a loss of $341,913 for the nine months ended September 30, 2006.

Interest expense for the nine months ended September 30, 2006 was $61,149 as compared to the same period of $0 due to the increase in notes payable to $1,496,000 in 2006 compared to $0 in 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had a negative working capital of $365,658. Cash used in operating activities was $353,561 compared to $308,635 for the prior year. Cash used in investing activities was $125,132 compared to $0 in the prior year. The cash used in investing activities related to the condominium purchase and residential home acquired in March and June 2006, net of the proceeds from a property purchased and sold during the third quarter.

Cash provided by financing activities was $642,855 compared to $318,013 in the prior year. Of the 2006 amount $182,854 was from stock subscriptions and $478,001 was from related party advances. Of the 2005 amount $292,813 was from stock subscription agreements.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Reference is made to our Annual Report for the year ended December 31, 2005 filed with the Commission on February 28, 2006.

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
Dated: November 12, 2006
By /s/ Steve Bonenberger
Steve Bonenberger, President, Chief
Executive Officer and Director