Form 10KSB
period 2006-12-31
Blackhawk Fund
filed 2007-03-20
CIK 1096768

  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

 COMMISSION FILE NO. 000-49672

 THE BLACKHAWK FUND
(Exact name of issuer as specified in its charter)

  NEVADA 88-0408213
(State or other jurisdiction of (I.R.S. Employer
incorporation or organization) Identification No.)

 1802 N. CARSON STREET, SUITE 212
CARSON CITY, NEVADA  89701
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (775) 887-0670

Securities registered under Section 12(b) of the Exchange Act:   NONE

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, Par Value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act.

                                              Large accelerated filer [  ]   Accelerated filer [  ]     Non-accelerated filer [ X]

Indicate by check mark whether the registrant is a shell company (as defined By rule 12b-2 of the Securities Exchange Act) Yes [  ] No [ X ]

State issuer's revenues for its most recent fiscal year: $149,451

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of January 23, 2007:  $319,007.

As of March 7, 2007, Issuer had a total of 166,996,792 shares of common stock issued and outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

Item 5. Market for Common Equity and Related Stockholder
Matters..........................................................................................................11
Item 6. Management's Discussion and Analysis or Plan of
Operation......................................................................................................12
Item 7. Financial Statements......................................................................18
Item 8. Changes in and Disagreements With Accountants on

Item 9. Directors, Executive Officers, Promoters and
Control Persons; Compliance With Section 16(a) of
the Exchange Act....................................................................................... 19
Item 10. Executive Compensation.............................................................21
Item 11. Security Ownership of Certain Beneficial Owners and

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

CURRENT BUSINESS PLAN

The BlackHawk Fund is a principally owned company that is operated by its managing partner, Palomar Enterprises, Inc. (PLMA.OB).  The BlackHawk Fund operates as a business development company with the specific interest in Media and Television Production, as well as real estate (both residential and commercial) development projects.

We have the following business model in place and operating: The Company takes a lead role in managing and implementing proprietary media properties that are 100% owned, operated and managed by The Blackhawk Fund. These Media Properties are network quality cable television shows that air nationwide. This media content is converted into Online Video magazines and DVDs, which provide advertising opportunities to selected sponsors. We also re-develop residential and commercial properties to be sold at higher prices. Our purpose is to gain a higher valuation for the equity positions that are held by The BlackHawk Fund in both our redeveloped real properties and also in our media properties that are expanding their advertiser and viewer bases.

During the past twelve months, the company has accomplished the following:

a.    Real property redevelopment:  the company successfully purchased a property in the St. Louis, MO region out of foreclosure, completed the renovation and refurbishments and re-sold the property for a profit

b.    Real property redevelopment:  the company successfully purchased a property in Carlsbad, CA and completely renovated this existing structure. The company currently has this property in its held for sale portfolio. The company has this property leased on a month-to-month basis.  The property is currently on the market to be sold and the company expects this to occur sometime in the first or second quarter of 2007

c.    Real property redevelopment:  the company engaged SAN DIEGO REAL ESTATE EXPERTS in a joint-venture development in Oceanside, CA.  This property has undergone a complete and exhaustive renovation.  The company is nearing completion of this redevelopment project. The property located within yards of the beach is expected to be placed for re-sale in the short-term.  The company expects to recognize the revenue and profit from this joint-venture in the first or second quarter of 2007

d.    Joint-venture of media properties:  the company signed a business development agreement in 2006 with Maximum Impact Television Group to develop GOLF SHOW USA.  This project was launched in the last quarter of 2006.  GOLF SHOW USA is now functional and the company expects to begin receiving revenue and its portion of the profit from this program in the first quarter of 2007.    Subsequent events: In January of 2007, the company expanded its relationship with Maximum Impact Television Group to develop nine (9) more proprietary media properties and the attending revenue and profit zones associated with them.  The company will be unveiling these nine (9) programs throughout fiscal 2007.

The company has identified the following benchmarks for the next 12-24 months:

a.    Raise enough capital to expand our core real property redevelopment projects

b.    Raise additional capital to strengthen and expand our media properties, with a look to bring our advertiser partners a substantial return on their media investments

c.    Maintain good corporate relationships with all of our advertising partners and the vendors that assist us in the redevelopment projects.

In 2006, The BlackHawk Fund was able to establish firm footings in its two core business sectors.  The company looks for 2007 to be the largest year in its existence in terms of revenue produced, potential profits retained and shareholder equity increased.

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

OUR FINANCIAL RESULTS MAY BE AFFECTED BY FACTORS OUTSIDE OF OUR CONTROL

Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside our control. Our anticipated expense levels are based, in part, on our estimates of future revenues and may vary from our projections. We may be unable to adjust spending rapidly enough to compensate for any unexpected revenues  shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would materially adversely affect our business, operating results and financial condition.

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

On November 17, 2005, the Company effected a 800 to 1 reverse split.

EMPLOYEES

We have two full-time employees and two part-time employees as of February 15,2007. As we grow, we will need to attract an unknown number of additional qualified employees. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union.

RISK FACTORS

NEED FOR ONGOING FINANCING.

We will need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

There can be no assurance that we will generate sufficient revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

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

OUR NEW BUSINESS STRATEGY INVOLVES A NUMBER OF RISKS.

We intend to pursue growth through the expanding of the media business. This strategy involves certain risks, including difficulties in the integration of operations and systems, the diversion of our management's attention from other business concerns, and the potential loss of key employees. We may not be able to successfully integrate this businesses into our operations.

RISKS RELATING TO OUR STOCK

WE MAY NEED TO RAISE ADDITIONAL CAPITAL. IF WE ARE UNABLE TO RAISE NECESSARY
ADDITIONAL CAPITAL, OUR BUSINESS MAY FAIL OR OUR OPERATING RESULTS AND OUR STOCK
PRICE MAY BE MATERIALLY ADVERSELY AFFECTED.

Due to the lack of profitability, we need to secure adequate funding. If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and services and our business will most likely fail. We do not have commitments for additional financing. To secure additional financing, we may need to borrow money or sell more securities, which may reduce the value of our outstanding securities. Under these circumstances, we may be unable to secure additional financing on favorable terms or at all.

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

OUR COMMON STOCK HAS EXPERIENCED IN THE PAST, AND IS EXPECTED TO EXPERIENCE IN
THE FUTURE, SIGNIFICANT PRICE AND VOLUME VOLATILITY, WHICH SUBSTANTIALLY
INCREASES THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE
PRICE THAT YOU PAY FOR THE SHARES.

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2005 and 2006, our common stock was sold and purchased at prices that ranged from a high of $0.08 to a low of $0.008 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for our common stock may suffer greater declines due to its price volatility.

The price of our common stock that will prevail in the market after this filing may be higher or lower than the price you pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

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

We lease office space at 1802 N. Carson Street, Suite 212, Carson City, Nevada, 89701. Our Carson Street lease costs $100 per month and is scheduled to expire on December 31, 2007.

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

  PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Until January 3, 2005, our common stock was quoted on the OTC Board under the symbol "ZWLL.OB." On January 3, 2005, in connection with our name change and 1-800 reverse stock split, our symbol changed from "ZWLL.OB." to "BHWK.OB." These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

CALENDAR YEAR 2005     HIGH     LOW
First Quarter             0.15      0.0003
Second Quarter            0.0002      0.0002
Third Quarter                0.0002      0.0002
Fourth Quarter             0.0002      0.0006

CALENDAR YEAR 2006     HIGH     LOW
First Quarter             0.08     0.04
Second Quarter           0.04              0.02
Third Quarter                                   0.02             0.014
Fourth Quarter                               0.014             0.008

As of January 25, 2007 we had 24,664,792 shares of our common stock outstanding. Our shares of common stock are held by approximately 35 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2006 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                                                                                                                                                               Maximum
                                                                                                                                                                                Total number                      number (or
                                                                                                                                                                                 of shares  (or                    approximate
                                                                                                                                                                                      units)                          dollar value)of
                                                                                                                                                                                 purchased as                      shares (or
                                                                                                                                                                                     part of                           units) that may
                                                                                Total number                                                                            publicly                                 yet be
                                                                                 of shares (or                      Average price                           announced                         purchased
                                                                                      units)                                  paid per                                    plans or                        under the plans
           Period                                                           purchased                        share (or unit)                              programs                          or programs

October 2006                                                                 -0-                                         -0-                                              -0-                                       -0-
November 2006                                                             -0-                                         -0-                                              -0-                                       -0-
December 2006                                                             -0-                                          -0-                                              -0-                                       -0-

Total                                                                              -0-                                          -0-                                              -0-                                       -0-

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

MANAGEMENT'S PLAN OF OPERATIONS

The Management of The Blackhawk Fund plans to aggressively market the real estate properties held, that have been renovated and ready for sale. The Company plans to generate the highest return on their investment, by selling these properties at substantial profits. The Management believes we will sell all three properties held between the first and second quarter of 2007.

The Management plans to expand the Media Division significantly, by developing and airing the cable television productions, produced by Maximum Impact Television Group. The Blackhawk Fund plans to begin receiving revenue in the first quarter from these media properties, which is generated by sponsors paying for air time and commercial productions. The company plans to have all ten cable television shows airing in 2007. The Media Division will generate additional revenue by converting the content from the cable television shows to Online Video Magazines and DVDs, which provide additional advertising vehicles for our sponsors to reach their target audience.

The company has identified the following benchmarks for the next 12-24 months:

a.    Raise enough capital to expand our core real property redevelopment projects
b.    Raise additional capital to strengthen and expand our media properties, with a look to bring our advertiser partners a substantial return on their media investments
c.    Maintain good corporate relationships with all of our advertising partners and the vendors that assist us in the redevelopment projects.

In 2006, The BlackHawk Fund was able to establish firm footings in its two core business sectors.  The company looks for 2007 to be the largest year in its existence in terms of revenue produced, potential profits retained and shareholder equity increased.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2005.

REVENUE

Revenue for the 12 months ended December 31, 2006 was $149,451 compared to  $23,751 for the 12 months ended December 31, 2005. Revenue reflected the start of the acquisition of and sale of residential property. Cost of Sales was 140,000 in 2006 compared to 0 in 2005.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses ("G&A") were $472,780 for the 12 months ended December 31, 2006, compared to $4,803,251 for the 12 months ended December 31, 2005, a decrease of $4,324,471. The decrease in G&A is  due primarily to stock issued for services.

We expect G&A expenses to increase substantially in the coming 12 months due to the increase in sales activities within our business units. We intend to focus on operating efficiencies, increasing revenues, and ensuring profitability in our core business units during this period.

LIQUIDITY AND CAPITAL RESOURCES

During the twelve-month period ended December 31, 2006, cash used in operating activities was 499,722. We intend to continue to find ways to expand our  business through new product development . We believe that revenues and  earnings will increase as we grow. We anticipate that we will incur smaller  losses in the near future if we are able to expand our business and the marketing of our products and services now under development. The losses will be created to the extent of the excess of technology development and marketing expenses over the income from operations. Our operating losses as shown may be perceived as alarming and possibly indicate a downward spiral leading to the demise of the company; however, from management's point of view, there is a bright side to the operating losses which are tapering off. We feel now by adopting our new media business we will be profitable in 2007.

During the 12 months ended December 31, 2006, we generated a net loss of $564,065. Cash provided by operating activities was $695,361.

In order to execute our business plan, we will need to acquire additional capital from debt or equity financing. In the absence of significant  revenue and profits, we will be completely dependent on additional debt and  equity financing arrangements. There is no assurance that any financing will  be sufficient to fund our capital expenditures, working capital and other cash  requirements for the fiscal year ending December 31, 2007. No assurance can  be given that any such additional funding will be available or that, if available,  can be obtained on terms favorable to us. If we are unable to raise needed  funds on acceptable terms, we will not be able to execute our business plan,  develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material  shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition  partner.

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

We adopted SFAS No. 123 effective January 1, 2006.

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

ITEM 7. FINANCIAL STATEMENTS.

Please see the audited financial statements and notes thereto included as a part of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.

On June 22, 2004 we engaged Malone & Bailey, PC as our independent accountants. On January 24, 2007 we dismissed Malone & Bailey, PC.

The reports of Malone & Bailey, PC on our financial statements for the fiscal years ended December 31, 2004 and 2005 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

The decision to dismiss Malone & Bailey, PC was approved by our board of directors.

During that time, there were no "reportable events" as set forth in Item 304(a)(1)(i-v) of Regulation S-B adopted by the Securities and Exchange Commission.

We engaged Gruber & Company, LLC as our independent accountants in January 2007. The decision to engage this firm was recommended by our board of directors.

During our two most recent fiscal years and any subsequent interim period prior to the engagement of Gruber & Company, LLC, neither we nor anyone on our behalf consulted with Gruber & Company, LLC regarding either (i) the application of accounting principles to a spcified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements or (ii) any matter that was either the subject of a "disagreement" or a "reportable event."

We have provided Malone & Bailey, PC with a copy of our current report on Form 8-K prior to its filing with the Commission, and we have requested that they furnish a letter addressed to the Commission stating whether it agreed with the statements made by us in that report and if not, stating the reasons it did not.

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

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our directors and executive officers are:

NAME                                                    AGE                       POSITION(S)                                                                           POSITION HELD SINCE

Steve Bonenberger                               50                          President, director and chief executive officer                                           2004

Brent Fouch                                           37                          Secretary, director and chief financial officer                                             2004

Our executive officers are elected annually by our board of directors.

Steve Bonenberger: During the past five years, Mr. Bonenberger was the owner,operator of a corporate consulting firm. Going forward, he intends to devote a significant portion of his time to the furtherance of our operations.

Brent Fouch: Over the past four years, Mr. Fouch has been a corporate consultant. Mr. Fouch intends to serve as our chief financial officer, director and secretary. In the period encompassing from 2003 to present, Mr.Fouch has served as chief operating officer of Palomar Enterprises, Inc., prior to that he owned and operated a corporate consulting firm, where he performed business consulting services.

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

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to The Blackhawk Fund and our subsidiaries:

SUMMARY COMPENSATION TABLE

FISCAL YEAR COMPENSATION						LONG TERM COMPENSATION
				-		Awards		Payouts
Name and Principal Position(s)	Year	Salary ($)	Bonus ($)	Other Annual Compensation(4)		Securities Underlying Option/SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts ($)	All other Compensation ($)
Steve Bonenberger, President, Chief Executive Officer and Director	2006 2005	- -	0 0	- -	0 0	0 0	0 0	0 0	0 0
Brent Fouch, Secretary, Treasurer, Principal Accounting Officer and Director	2006 2005	- -	0 0	- -	0 0	0 0	0 0	0 0	0 0

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

CONFIDENTIALITY AGREEMENTS

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION - SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2006, information concerning ownership of our securities by:

- Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

- Each person who owns beneficially outstanding shares of our preferred stock;

- Each director;

- Each named executive officer; and

- All directors and officers as a group.

                                                                                                                               COMMON STOCK BENEFICIALLY                                          PREFERRED STOCK BENEFICIALLY
                                                                                                                                                    OWNED (2)                                                                                          OWNED (2)
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                                 NUMBER                        PERCENT                                               NUMBER                          PERCENT

Steve Bonenberger                                                                                                      -0-                                     -0-                                                            -0-                                        -0-
Brent Fouch                                                                                                                  -0-                                     -0-                                                            -0-                                        -0-

All directors and officers as a group (two persons)                                              -0-                                     -0-                                                            -0-                                        -0-

Palomar Enterprises (6)                                                                                                -0-                                     -0-                                                        19,000,000 (3)                       95 (3)
                                                                                                                                                                                                                                                10,000,000 (4)                    100 (4)
                                                                                                                                                                                                                                                10,000,000 (5)                    100 (4)

(1) Unless otherwise indicated, the address for each of these stockholders is c/o The Blackhawk Fund, 1802 N. Carson Street, Suite 212, Carson City,Nevada, 89701, telephone number (775) 887-0670. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to the shares of our common and preferred stock which he beneficially owns.

(2) Beneficial ownership is determined in accordance with the rules of the SEC. As of December 31, 2006 the total number of outstanding shares of the common stock is 24,664,792, the total number of outstanding shares of the Series A preferred stock is 9,000,000, the total number of outstanding shares of the Series B preferred stock is 10,000,000 and the total number of outstanding shares of the Series C preferred stock is 10,00,000.

(3) Series A preferred stock.

(4) Series B preferred stock.

(5) Series C preferred stock.

(6) Palomar Enterprises, Inc., a Nevada publicly-traded corporation, is controlled by Messrs. Steve Bonenberger and Brent Fouch, our officers and directors. Palomar Enterprises, Inc. holds 9,000,000 shares of our Series A preferred stock, 10,000,000 shares of our Series B preferred stock and 10,000,000 shares of our series C preferred stock, equivalent to the voting power of 2,090,000,000 shares of our common stock as of December 31, 2006.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year ended December 31, 2006, we paid $ 90,000 in consulting fees to BMM, LLC, a Limited liability company owned and controlled by Steve Bonenberger, our officer and director. We also paid $ 90,000 in consulting fees to Prize Entertainment, Inc., a corporation owned and controlled by Brent Fouch, our officer and director.

ITEM 13. EXHIBITS.

EXHIBIT NO.     IDENTIFICATION OF EXHIBIT

3.1**           Articles of Incorporation.
3.2**                           Certificate of Amendment to Articles of Incorporation, filed on June 30, 2004.
3.3**                           Certificate of Designation establishing our Series A, B and C Preferred Stock, filed effective July 21, 2004.
3.4**                           Certificate of Correction to the Certificate of Designation for our Series B Preferred Stock, filed effective on November 29, 2004.
3.5**                           Certificate of Amendment to Articles of Incorporation, filed effective January 3, 2005.
3.6**                           Certificate of Amendment to Articles of Incorporation, filed effective January 4, 2005
3.7**                           Amended Bylaws of Zannwell, Inc.
10.1**                         Zannwell Inc. Capital Stock Purchase Agreement, dated November 29,2004.
14**                            Code of Ethics
21**                            Subsidiaries
23.1                             Consent of Gruber & Company, LLC
23 .2                            Consent of Malone & Bailey, PC
31.1             Certification of Steve Bonenberger, President and Chief Executive Officer of The Blackhawk Fund, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to
                    Sec.302 of  the Sarbanes-Oxley Act of 2002
31.2             Certification of Brent Fouch, Secretary and Chief Financial Officer of The Blackhawk Fund, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002
32.1             Certification of Steve Bonenberger, President and Chief Executive Officer of The Blackhawk Fund, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
32.2             Certification of Brent Fouch, Secretary and Chief Financial Officer of The Blackhawk Fund, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
_________
** Previously Filed

AUDIT-RELATED FEES

The aggregate fees billed by Malone & Bailey, PC for professional services rendered for the audit of our annual financial statements and the reviews of our quarterly financial statements were approximately $25,000.

The aggregate fees billed by Malone & Bailey, PC for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2005 were $0.

The aggregate fees billed by Malone & Bailey, PC for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2005 were $0.

ALL OTHER FEES

There were no other fees billed by Malone & Bailey, PC for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 The Blackhawk Fund

Date: March 15, 2007                                   /s/ Steve Bonenberger
                                                 By: Steve Bonenberger, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature           Title(s)                                  Date

    /s/ Steve Bonenberger                 President, Chief Executive Officer and Director                            March 15, 2007
          By:  Steve Bonenberger

    /s/ Brent Fouch                     Secretary, Chief Financial Officer and  Director                            March 15, 2007
          By:  Brent Fouch

GRUBER & COMPANY, LLC
400 Lake Saint Louis Blvd.
Lake Saint Louis, MO, United States
Phone: (636) 561-5639

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
The Blackhawk Fund
Cardiff, California

We have audited the accompanying balance sheet of The Blackhawk Fund ("Blackhawk") as of December 31, 2006 and the related statements of  operations, stockholders' deficit, and cash flows for the year then  ended. These financialstatements are the responsibility of Blackhawk's  management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public CompanyAccounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blackhawk as of  December 31, 2006 and the results of its operations and its cash flows for the period described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that  Blackhawk will continue as a going concern. As discussed in Note 11 to the financial statements, Blackhawk has suffered recurring losses from operations and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also  describedin note 11. The financial statements do not include any adjustments that  might result from the outcome of this uncertainty.

/s/ Gruber & Company, LLC
Lake St. Louis, MO.
February 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
The Blackhawk Fund
(Formerly ZannWell,Inc.
And USA Telcom Internationale)
Cardiff, California

We have audited the accompanying statements of operations, stockholders' deficit and cash flows of The Blackhawk Fund ("Blackhawk") for the year ended December 31, 2005. These financial statements are the responsibility of Blackhawk's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2005 are presented fairly, in all material respects, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

February 24, 2006

THE BLACKHAWK FUND
BALANCE SHEET
DECEMBER 31, 2006

ASSETS	2006

Cash	$ 11,748

Total Current Assets	11,748

Property Held For Sale	1,692,600

Total Assets	1,704,348

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	1,219
Note Payable- related party	590,700

Total Current Liabilities	591,919

Long- Term Liabilities
Note Payable	1,496,000

Commitments and Contingencies	-

Stockholders' Deficit
Preferred Stock, $.001 par value:
Series A: Authorized 20,000,000, 9,000,000 issued	9,000
Series B: Authorized 10,000,000,10,000,000 issued	10,000
Series C: Authorized 20,000,000,10,000,000 issued	10,000
Common Stock, $.001 par value:
4,000,000,000 shares authorized,
24,664,792 issued and outstanding	24,665
Additional Paid-In Capital	34,646,962
Subscriptions Subscribed Not Received	-
Retained Deficit	(35,084,198)

Total Stockholders' Deficit	(383,571)

Total Liabilities and Stockholders' Deficit	1,704,348

See accompanying summary of significant accounting policies and notes to financial statements.

THE BLACKHAWK FUND
STATEMENTS OF OPERATIONS
Years Ended December 31, 2006 and 2005
	December 31	December 31
	2006	2005

Revenues	$ 149,451	$ 23,751

Cost of Sales	140,000	-

Gross Profit	9,451	23,751

OPERATING EXPENSES

General & Administrative	472,780	4,803,251

Interest Expense	100,736	907

NET LOSS	$ (564,065)	$ (4,780,407)

Basic and Diluted Net Income (Loss) Per Common Share	$ (0.03)	$ (4.52)

Weighted Average Number of Shares Outstanding	18,424,741	1,057,350

See accompanying summary of significant accounting policies and notes to financial statements.

THE BLACKHAWK FUND
Statement of Stockholders' Equity
Years Ended December 31, 2006 and 2005

	Preferred Stock		Preferred Stock		Preferred Stock				Additional	Stock	Retained	Total
	Series A		Series B		Series C		Common Stock		Paid-In	Subscriptions	Earnings	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	(Deficit)	(Deficit)
		$		$		$		$	$	$	$	$

Balances, December 31, 2004	19,000,000	19,000	10,000,000	10,000	10,000,000	10,000	10,000	(262)	29,700,726	-	(29,739,726)	-

Common Stock Issued for Cash	-	-	-	-	-	-	740,000,014	740,000	(477,187)	-	-	292,813

Common Stock Issued for Services	-	-	-	-	-	-	226,875,000	226,875	3,787,825	-	-	4,014,700

Preferred Series A Converted to
Common Shares	(10,000,000)	(10,000)	-	-	-	-	125,000	125	9,875			401,121

Stock Option Expense	-	-	-	-	-	-	-	-	401,121	-	-	401,121

Imputed Interest	-	-	-	-	-	-	-	-	907	-	-	907

Adjustment for 800 to 1
Reverse Stock Split
Declared November 2005	-	-	-	-	-	-	(965,791,269)	(965,791)	965,791	-	-	-

Stock Issued for
Subscriptions Receivable	-	-	-	-	-	-	2,000,000	2,000	38,000	(40,000)	-	-

Net Loss	-	-	-	-	-	-	-	-	-	-	(4,780,407)	(4,780,407)
Balances, December 31, 2005	9,000,000	9,000	10,000,000	10,000	10,000,000	10,000	3,209,007	3,209	34,457,058	(40,000)	(34,520,133)	(70,866)

Proceeds	-	-	-	-	-	-	14,000,000	14,000		40,000	-	49,000

Proceeds	-	-	-	-	-	-	-	-	135,168	-	-	135,168

Stock For Services	-	-	-	-	-	-	1,000,000	1,000	12,000	-	-	13,000

Subscription Agreement	-	-	-	-	-	-	2,000,000	2,000	28,001	-	-	40,000

Stock Cancelled	-	-	-	-	-	-	(5,544,215)	(5,544)	5,544	-	-	10,506

Proceeds on Agreement	-	-	-	-	-	-	9,191	-	-	-	-	9,191

Net Loss	-	-	-	-	-	-	-	-	-	-	(564,065)	(564,065)

Balances, December 31, 2006	9,000,000	9,000	10,000,000	10,000	10,000,000	10,000	24,664,792	24,665	34,646,962	-	(35,084,198)	(383,572)

See accompanying summary of significant accounting policies and notes to financial statements.

THE BLACKHAWK FUND
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006 and 2005

	2006	2005

Cash Flows From Operating Activities
Net Income (Loss)	$ (564,065)	$ (4,780,407)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Stock Option Expense	-	401,121
Stock Issued for Services	51,000	4,014,700
Imputed Interest	18,204	907

Changes in Operating Assets and Liabilities:
Increase (Decrease) in Accounts Payable	(4,861)	6,080

Net cash used in operating activities	(499,722)	(357,599)

Cash Flows From Investing Activities:
Purchase of Building	(196,600)	-

Net cash provided by (used in) investing activities	(196,600)	-

Cash Flows From Financing Activities:
Proceeds from the sale of common stock	200,360	292,813
Proceeds from related party loan	518,001	77,495
Payments on loan payable-Shareholder	(23,000)	-

Net cash provided by financing activities	695,361	370,308

Net Change in Cash	(961)	12,709

Cash Beginning of Period	12,709	-

Cash End of Period	11,748	12,709

Supplemental information:
Interest Paid	$ 82,532	-
Income Taxes Paid	-	-

See accompanying summary of significant accounting policies and notes to financial statements.

THE BLACKHAWK FUND

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business. The Blackhawk Fund ("Blackhawk") was organized November 5, 1998 in Nevada as USA Telecom. In 1998, the entity amended its articles of incorporation to change its name to USA Telcom, in 2000 it amended its articles of incorporation to change its name to USA Telcom Internationale, in 2004 it amended its articles of incorporation to change its name to ZannWell Inc., and in January 2005, it amended its articles of incorporation to change its name to Blackhawk Fund. For the year ended December 31, 2006 the Company was in the business of residential development and sales. For 2007 the company intends to enter the media business. ( See Note 3)

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of the statement of cash flows, Blackhawk considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition. Blackhawk recognizes revenue when it sells property and a "closing" takes place.

Property held for sale is valued at lower of faire value or cost. Additions are capitalized Gains and losses on dispositions of property are reflected in  operations. As property is held for resale, no depreciation is taken.

Impairment of Long-Lived Assets. Blackhawk reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. Blackhawk assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value.

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

Basic and diluted net income (loss) per share. The basic net loss per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing the net income (loss) adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the year ended December 31, 2006,there were  no potential dilutitive securities.

THE BLACKHAWK FUND

NOTES TO FINANCIAL STATEMENTS

NOTE 2-STOCK BASED COMPENSATION

Prior to January 1, 2006 we accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” (“FAS 123”). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Effective January 1, 2006, the Company has adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“FAS 123R”) and applied the provisions of the Securities and Exchange Commission Staff Accounting bulletin No. 107 using the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock based compensation expense recognized during the year ended includes compensation expense for all share based payments granted on or prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation costs for all share based payments granted on or subsequent to January 1 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

Beginning on January 1, 2006, any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.

During the year ended December 31, 2006, the Company did not make any stock option grants and therefore did not recognize any stock based compensation expense.

Blackhawk granted 740,000,014 options to purchase common stock to employees during the year ended December 31, 2005. All options vest immediately, have an exercise price of 85 percent of market value on the date of grant and expire 10 years from the date of grant. Blackhawk recorded compensation expense of $401,122 under the intrinsic value method during the year ended December 31, 2005.

The following table illustrates the effect on net loss and net loss per share if Blackhawk had applied the fair value provisions of FAS No. 123, to stock-based employee compensation.

Net loss as reported                                                                                                                                              ($4,731,357)
    Add: stock based compensation determined under intrinsic value-based method                                      401,122
    Less: stock-based compensation determined under fair value-based method                                         (2,674,146)

Pro forma net loss                                                                                                                                                  ($7,004,381)

Basic and diluted net loss per common share
As reported                                                                                                                                                    ($0.01)
Pro forma                                                                                                                                                        ($0.01)

THE BLACKHAWK FUND

NOTES TO FINANCIAL STATEMENTS

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

NOTE 4 - COMMON STOCK

During the year ended December 31, 2006, the Company issued 21,455,785 shares of common stock. Of this amount 10,455,785 were issued at par value pursuant to a stock subscription agreement. The Balance of 11 million shares were issued for services at market rates valued at $53,000.

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

THE BLACKHAWK FUND

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

For the Year the Company made payments totaling $180,000 to entities controlled by the CEO and CFO for consulting services.
The Company is also obligated to a related party for a loan. Interest has been imputed at 6%.

NOTE 7 - SUBSEQUENT EVENT

In January 2007 the Company entered into an agreement with Maximum Impact Television Group, whereby The Blackhawk Fund exchanged 15 million shares of common stock and $25,000 for the development of ten media properties. These media properties are network quality cable television shows that will air nationwide. The media content will be converted to Online Video magazines and DVDs. Revenue is generated from advertising sponsors, seeking to reach a target audience.

NOTE 8 - STOCK OPTION PLAN

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

Summary information regarding options is as follows:

                                                                                                                                                                                       Exercise
                                                                                                                                                         Options                  Price

Outstanding at
December 31, 2003                                                                                                                                   -                      n/a

Year ended December 31, 2004:
Granted                                                                                                                                            95,000                    $ 3.20
Exercised                                                                                                                                        (95,000)                   $ 3.20

Outstanding at
December 31, 2004                                                                                                                                  -                        n/a

Year ended December 31,
2005 & 2006                                                                                                                                              -                       n/a

There were no options outstanding and exercisable as of December 31, 2006 and 2005.

THE BLACKHAWK FUND

NOTES TO FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES

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

NOTE 10 - PREFERRED STOCK

There are three classes of preferred stock, A, B & C.

Each Series A holder is entitled to receive cash, stock, or other property, as dividends, and at any time, may redeem the whole or any part of the outstanding Series A Preferred Stock. Each share of Series A is convertible at the option of the holder into 10 shares of common stock. The Series A Preferred Stock will have no voting rights, prior to conversion into shares of common stock.

Each Series B holder is entitled to receive cash, stock or other property, as dividends, and at any time may redeem the whole or any part of the outstanding Series B Preferred Stock. Each share of Series B is convertible at the option of the holder into 200 shares of common stock. Series B holders are entitled to one vote per share.

Each Series C holder is entitled to receive cash, stock or other property, as dividends, and at any time may redeem the whole or any part of the outstanding Series C Preferred Stock. Series C is not convertible, but each share has 100 votes per share.

NOTE 11- GOING CONCERN

While the Company has incurred significant losses and has a negative capital, Management is confident that its new business will be profitable and can continue to operate based upon affiliate funding or capital financing or profits.

NOTE 12- STOCK SPLIT

On January 3, 2005, Blackhawk declared a 800 to 1 reverse stock split. All share and Per share information relating to this reverse split was retroactively restated in Blackhawk’s 2004 form 10KSB.

On November 7, 2005, the Company's Board of Directors declared a 800 to 1 reverse stock Split for shareholders of record as of November 17,2005. All share and per share information has been retroactively restated in the consolidated financial statements to reflect the reverse split.