Form 10QSB
period 2007-03-31
Blackhawk Fund
filed 2007-05-15
CIK 1096768

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10Q-SB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2007.

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

(775) 887-0670
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Issuer is a Non-accelerated Filer [ X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [_] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2007, the issuer had 191,880,125 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_] No[X]

 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

THE BLACKHAWK FUND
BALANCE SHEET
(unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Cash	$1,772	$11,748
Total current assets	1,772	11,748

Property - held-for-sale	1,774,900	1,692,600
TOTAL ASSETS	$1,776,672	$1,704,348

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Accounts payable and accrued liabilities	$10,159	$1,219
Notes payable-related party	738,163	590,700
Total current liabilities	748,322	591,919
Long term liability
Note payable	1,496,000	1,496,000
Total Liabilities	2,244,322	2,087,919

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value:
Series A: Authorized 20,000,000
0 and 9,000,000 issued and outstanding
at March 31, 2007 and December 31, 2006	-	9,000
Series B: Authorized 10,000,000
10,000,000 issued and outstanding
at March 31, 2007 and December 31, 2006	10,000	10,000
Series C: Authorized 20,000,000
10,000,000 issued and outstanding
at March 31, 2006 and December 31, 2005	10,000	10,000
Common stock, $.001 par value, 4,000,000,000 shares
authorized, 191,880,125 and 24,664,792 shares
issued and outstanding at March 31, 2007 and December 31, 2006	191,880	24,665
Additional paid in capital	35,679,347	34,646,962

Retained Deficit	(36,358,877)	(35,084,198)
Total Stockholders' Deficit	(467,650)	(383,571)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,776,672	$1,704,348

  THE BLACKHAWK FUND
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2007 and 2006
(unaudited)

	March 31	March 31
	2007	2006

Revenues	$ 101,778	$ -

Cost of Sales	53,900	-

Gross Profit	47,878	-

OPERATING EXPENSES

General & Administrative	158,949	32,943
Stock for Services	1,113,600	-
Interest Expense	50,008	3,265
Total Expenses	1,322,557	36,208

NET LOSS	$(1,274,679)	$(36,208)

Basic and Diluted Net Income (Loss) Per Common Share	$(0.02)	$(.01)

Weighted Average Number of Shares Outstanding	74,798,590	6,664,556

THE BLACKHAWK FUND
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2007 and 2006
(unaudited)

	March 31	March 31
	2007	2006

Cash Flows From Operating Activities
Net Loss	$ (1,274,679)	$ (36,208)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:

Stock Option Expense	-	-
Stock Issued for Services	1,113.600	-

Changes in:
Other assets (increase)	-	(1,593)
Increase (Decrease) in Accounts Payable	8,940	(1,301)

Net cash used in operating activities	(152,139)	(39,102)

Cash Flows From Investing Activities:
Purchase of Assets	(82,300)	(129,083)

Net cash provided by (used in) investing activities	(82,300)	(129,083)

Cash Flows From Financing Activities:
Proceeds from the stock issuance/subscriptions	77.000	29,000
Payments on notes payable - related party	-	(23,000)
Proceeds from notes payable - related party	147,463	158,001

Net cash provided by financing activities	224,463	164,001

Net Change in Cash	(9,976)	(4,184)

Cash Beginning of Period	11,748	12,709

Cash End of Period	1,772	89

Supplemental disclosures:
Cash paid for:
Interest	$ 37,545	$ -
Income Taxes	$ -	$ -

THE BLACKHAWK FUND
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of The Blackhawk Fund ("Blackhawk" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Blackhawk's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2006 as reported in the 10-KSB have been omitted.

NOTE 2 - STOCK BASED COMPENSATION

Prior to January 1, 2006 we accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (FAS 123). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Effective January 1, 2006, the Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (FAS 123R) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock-based compensation expense recognized during the quarter ended March 31, 2007 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of December 31, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

Beginning on January 1, 2006, any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.

During the quarter ended March 31, 2007, the Company did not make any stock option grants and therefore did not recognize any stock-based option expense. During the quarter ended March 31, 2007 The Company recorded stock based consulting expense of $1,113,600, as determined under FASB 123R..

NOTE 3 - PROPERTY - HELD FOR SALE

In late March 2006, the Company purchased a condominium located in Carlsbad, California for $625,083. The Company intends to renovate and sell the condo. Since the Company intends to sell the condominium upon completion of the planned renovations, it has been designated as "held-for-sale". Therefore it will be carried at the lower cost or fair value (net of expected sales costs) during the renovation period and will not be depreciated. Major improvements and renovations are capitalized.

THE BLACKHAWK FUND
NOTES TO FINANCIAL STATEMENTS
(unaudited)

In June of 2006, the Company entered into a joint venture agreement to renovate and then sell a residential home located in Oceanside, California. The Company is a 50% joint venture partner, but has the right to exercise control. The Company is 100% responsible for improvement costs, with these costs to be reimbursed upon sale and any remaining profits split 50/50. the Company has valued the house at the value of the liability assumed of $1,000,000. As the intention on this property is identical described above the description related to "held for sale" and depreciation apply.

NOTE 4 - COMMON STOCK

During the quarter ended March 31, 2007, the company issued 167,215,333 shares of common stock. Of this amount 90,000,000 was converted from preferred stock, 67,300,000 shares for services valued at $1,113,600 and 9.915,333 for cash of $77,000.

NOTE 5 - MORTGAGES PAYABLE

In conjunction with the purchase of the condominium described in Note 3 above, the Company executed a 30-year adjustable rate promissory note for $496,000. The initial interest rate on the note is 7.875% and may change on April 1, 2008 and on that date every sixth month thereafter. Pursuant to the terms of the note, the Company is required to make interest only payments for the first 10 years (first 120 payments). The initial monthly payments will be $3,225 and may change beginning on April 1, 2008. The note payable is personally guaranteed by the Company’s president.

In conjunction with the joint venture property described in note 3 above, the Company assumed a 50% interest and corresponding promissory note debt of $1,000,000. Terms indicate a fixed interest rate of &.25% interest only payment for 120 payments. Monthly amounts are presently $6,042.

NOTE 6-RELATED PARTY TRANSACTIONS

At March 31, 2007, the Company is indebted to a related party for $707,496 for loans. Interest has been imputed at 6% per year.

During the quarter ended March 31, 2007, the Company made payments totaling $45,000 to entities controlled by the CEO and CFO for consulting services.
During the first quarter 2007 30,000,000 shares were issued to its CFO and CEO for services. Those shares have been valued at market and included in stock for services.
During the first quarter 2007, 9,000,000 shares of preferred A stock, held by a related entity, was converted to 90,000,000 shares of common stock.

NOTE 7-GOING CONCERN

The Company has incurred significant losses, has a negative capital, and negative current ratio. These factors, among others indicate that the Company may not be able to continue as a going concern. No adjustments have been made to the carrying value of assets and liabilities should the company not continue as a going concern.

THE BLACKHAWK FUND
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 8-SEGMENT INFORMATION

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in respect of its operating segments. The Company's reportable segment is Blackhawk Media a media and production enterprise.

The segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based upon operating earnings of the unit. The accounting policy of the segment are the same as those described in the summary of significant accounting policies. The corporate assets include cash. There were no significant intercompany transactions. In determining operating income (loss) by segment, general corporate expenses and other income ad expense items of a non operating nature are not considered, as such items are not allocated to the Company's segments. Segment information for the first quarter 2007 is as follows.

Sales from Media                         $101,778

Cost of Sales                                   53,900

Gross Profit                                     47,878

Media Expenses                              80,121

Loss from Media Segment             (32,243)

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

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended December 31, 2006.

MANAGEMENT'S PLAN OF OPERATIONS.

CURRENT BUSINESS PLAN

WE have the following business model in place and operating: 1. We purchase, renovate, develop and sell residential properties. 2. We have an existing media business in which we produce infomercials and media stream advertising. The Company generates revenue from advertising sponsors seeking to reach a target audience. These advertisers pay for their commercial to be aired on The Company’s network quality television programs.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31,
2006.

Total net sales and revenues were $101,778 for the three months ended March 31, 2007 compared to $0 for the prior period. The increase in sales is solely due to our media business which began in this fiscal quarter.

Cost of sales, representing direct costs of producing the media business was $53,900 in the quarter compared to zero in the previous year.

General and administrative expense for the three months ended March 31, 2007 compared to 2006 increased by $26,006 to $158,949 from $32,943 in the prior period.

The 2006 expenses increased due to the new media businesses as well as cost associated with managing properties held for sale.

Stock for Services was $1,113,600 for the quarter compared to 0 in 2006.

Net loss increased to $1,274,679 from $36,208 for the three months ended March 31, 2006, mainly due to the increase in stock for services.

Interest expense, for the three months ended March 31, 2007 was $50,008 as compared to $3,265 in the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, we had a deficiency in working capital of $746,550.

Cash used in operating activities totaled $152,139 for the three months ended March 31, 2007 as compared to $39,102 for the three months ended March 31, 2006.

Cash used in investing activities totaled $82,300 for the three months ended March 31, 2007 as compared to 129,083 for the comparable prior year period. The cash used in investing activities in 2006 relates to the cash paid at closing in connection with the purchase of the condominium in late march 2006. The 2007 number related to improvements.

Cash provided by financing activities totaled $224,463 for the three months ended March 31, 2007 as compared to $164,001 for the comparable prior year period. Of the 2007 amount, $77,000 related to proceeds from stock issuances/subscriptions compared to $29,000 for the comparable prior year period and $147,463 related to net proceeds received from advances made to the Company by related parties compared to 135,001 for the comparable prior year period.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. A summary of our critical accounting policies can be found in the notes to our annual financial statements included our Form 10-KSB for the year ended December 31, 2006.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Reference is made to our Annual Report for the year ended December 31, 2006, filed with the Commission on March 28, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
No.          Description

Ex. 31.1       Certification of Steve Bonenberger, President, Chief Executive Officer and Director of The Blackhawk Fund, pursuant to 18 U.S.C. Sec.1350, as  adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.

Ex. 31.2       Certification of Brent Fouch, Secretary and Chief Financial Officer of The Blackhawk Fund, pursuant to 18 U.S.C. Sec.1350, as  adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.

Ex. 32.1       Certification of Steve Bonenberger, President, Chief Executive Officer and Director of The Blackhawk Fund, pursuant to 18 U.S.C. Sec.1350, as  adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.

Ex. 32.2       Certification of Brent Fouch, Secretary and Chief Financial Officer of The Blackhawk Fund, pursuant to 18 U.S.C. Sec.1350, as  adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            The BlackHawk Fund
Dated May 9, 2007.
                                            By /s/ Steve Bonenberger
                                            Steve Bonenberger, President, Chief Executive Officer and Director