Form 10QSB
period 2007-06-30
Blackhawk Fund
filed 2007-08-09
CIK 1096768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: As of June 30, 2007, the issuer had 216,860,458 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Balance Sheets as of June 30, 2007and December 31, 2006                                                                                3
Statement of Operations for the three and six months ended June 30, 2007 and 2006                                  4
Statement of Cash Flows for the six months ended June 30, 2007 and 2006                                                   5
Notes to Financial Statements (unaudited)                                                                                                          6

Item 2. Management's Discussion and Analysis or Plan of Operation                                                            9

Item 3. Controls and Procedures                                                                                                                           11

PART II - OTHER INFORMATION                                                                                                                      12

Item 1. Legal Proceedings                                                                                                                                       12

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                                             12

Item 3. Defaults Upon Senior Securities                                                                                                               12

Item 4. Submission of Matters to a Vote of Security Holders.                                                                          12

Item 5. Other Information                                                                                                                                        12

Item 6. Exhibits                                                                                                                                                          12

SIGNATURES                                                                                                                                                           12

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

THE BLACKHAWK FUND
BALANCE SHEETS

	June 30,	December 31,
	2007	2006
ASSETS
Cash	-	$11,748
Total current assets	-	11,748

Property - held-for-sale	1,774,900	1,632,600
TOTAL ASSETS	$1,774,900	$1,704,348

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Cash overdraft	8,601
Accounts payable and accrued liabilities	1,630	$1,219
Notes payable-related party	784,541	590,700
Total current liabilities	794,772	591,919
Long term liability
Note payable	1,496,000	1,496,000
Total Liabilities	2,290,772	2,087,919

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred Stock $.001 par value:
Series A: Authorized 10,000,000
9,000,000 issued and outstanding	-	9,000
Series B: Authorized 10,000,000
10,000,000 issued and outstanding	10,000	10,000
Series C: Authorized 20,000,000
10,000,000 issued and outstanding	10,000	10,000
Common stock, Series B, $.001 par value, 10,000,000 authorized and issued Common stock, $.001 par value, 4,000,000,000 shares	10,000
authorized, 216,860,458 and 24,664,792 shares
issued and outstanding	216,860	24,665
Additional paid in capital	36,077,703	34,646,962
Stock subscriptions receivable	(250,000)	(40,000)
Retained Deficit	(36,590,435)	(35,084,198)
Total Stockholders' Deficit	(515,872)	(383,571)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,774,900	1,704,348
See accompanying notes to financial statements.

THE BLACKHAWK FUND
STATEMENTS OF OPERATIONS
For the Three Months and Six Months
Ended June 30, 2007 and 2006
(Unaudited)

		Three Months Ended		Six Months Ended
		June 30,		June 30,
	2007	2006	2007	2006
Revenue	173,150	-	274,928	-
Cost of Sales	180,331	-	234,231	-
Gross Profit	(7,181)		40,697	-
Stock for Services	180,336		1,293,936
General and Administrative	11,027	106,151	169,976	139,094
Interest expense	33,013	25,186	83,021	28,451
Net Loss	($231,557)	($131,337)	$(1,506,236)	($167,545)

Basic and diluted loss per share	($0.00)	($0.01)	($0.01)	($0.02)

Weighted average shares
Outstanding	201,007,864	14,736,479	143,516,136	10,678,620

See accompanying notes to financial statements.

THE BLACKHAWK FUND
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	($1,506,236)	($167,545)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock issued for services	1,293,936	-
Stock option expense	-	-
Changes in:
Accounts payable	411	(806)

NET CASH USED IN OPERATING ACTIVITIES	(211,889)	(168,351)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to related party	-	-
Purchase of buildings, improvements	(82,300)	(132,583)

NET CASH USED IN INVESTING ACTIVITIES	(82,300)	(132,583)

CASH FLOWS FROM FINANCING ACTIVITIES-Bank overdraft	8,601
Proceeds from stock issuances/subscriptions	80,000	187,853
Proceeds from note payable - related party	193,840	158,001
Payments on loan payable - related party		(23,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	282,441	322,854

NET CHANGE IN CASH	(11,748)	21,920
	===========	=========
CASH BALANCES
-Beginning of period	11,748	12,709

-End of period	0	34,629
	===========	==========
Supplemental disclosures:
Interest paid	59,680	$23,177
Income taxes paid	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of fixed assets through financing		$1,496,000
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

NOTE 2 - STOCK BASED COMPENSATION

Prior to January 1, 2006 we accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (FAS 123). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Effective January 1, 2006, the Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (FAS 123R) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock-based compensation expense recognized during the six months ended June 30, 2007 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of December 31, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

Beginning on January 1, 2006, any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.

During the six months ended June 30, 2007, the Company did not make any stock option grants and therefore did not recognize any stock-based option expense. During the six months ended June 30, 2007 The Company recorded stock based consulting expense of $1,113,600, as determined under FASB 123R..

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

NOTE 4 - COMMON STOCK

During the six months ended June 30, 2007, the company issued 192,195,666 shares of common stock. Of this amount 90,000,000 was converted from preferred stock, 92,067,000 shares for services valued at $1,293,936 and 10,128,666 for cash of $80,000.

In April 2007, the Company created a new class of common stock pursuant to a subscription agreement. That agreement, indicates 10,000,000 shares authorized with a par value of .001. The Company has issued the shares and has recorded a subscription receivable.

NOTE 5 - MORTGAGES PAYABLE

In conjunction with the purchase of the condominium described in Note 3 above, the Company executed a 30-year adjustable rate promissory note for $496,000. The initial interest rate on the note is 7.875% and may change on April 1, 2008 and on that date every sixth month thereafter. Pursuant to the terms of the note, the Company is required to make interest only payments for the first 10 years (first 120 payments). The initial monthly payments will be $3,225 and may change beginning on April 1, 2008. The note payable is personally guaranteed by the Company’s president.

In conjunction with the joint venture property described in note 3 above, the Company assumed a 50% interest and corresponding promissory note debt of $1,000,000. Terms indicate a fixed interest rate of &.25% interest only payment for 120 payments. Monthly amounts are presently $6,042.

NOTE 6-RELATED PARTY TRANSACTIONS

At June 30, 2007, the Company is indebted to a related party for $784,541. for loans. Interest has been imputed at 6% per year.

During the six months ended June 30, 2007, the Company made payments totaling $25,000 to entities controlled by the CEO and CFO for consulting services.

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

The segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based upon operating earnings of the unit. The accounting policy of the segment are the same as those described in the summary of significant accounting policies. The corporate assets include cash. There were no significant intercompany transactions. In determining operating income (loss) by segment, general corporate expenses and other income ad expense items of a non operating nature are not considered, as such items are not allocated to the Company's segments. Segment information for the six months 2007 is as follows.

Sales from Media                         $263,072

Cost of Sales                                  234,231

Gross Profit                                     28,841

Media Expenses                              65,483

Loss from Media Segment             (36,642)

For the quarter ended June 30, 2007

Sales from Media                        $161,294

Cost of Sales                                 180,331

Gross Profit                                    (19,037)

Media Expenses                            (14,638)

Loss from Media Segment            (4,399)

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

MANAGEMENT'S PLAN OF OPERATIONS.

CURRENT BUSINESS PLAN

WE have the following business model in place and operating: 1. We purchase, renovate, develop and sell residential properties. 2. We have an existing media business in which we produce infomercials and media stream advertising. The Company generates revenue from advertising sponsors seeking to reach a target audience. These advertisers pay for their commercial to be aired on The Company’s network quality television programs.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006.

Total net sales and revenues were at $173,150 for the three months ended June 30, 2007 compared to $0 for the prior period. Revenues in the 2007 period were derived from our media business

General and administrative expenses for the three months ended June 30, 2007 was $11,027 compared to $106,151 or a decrease of $95,124. The decrease was primarily from the officers not drawing or accruing earnings.

Operating loss increased from a loss of $131,337 to a loss of $231,557 for the three months ended June 30, 2007.

Interest expense for the three months ended June 30, 2007 was $33,013 compared to $25,186 in 2006.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006.

Total net sales and revenues were at $274,928 for the six months ended June 30, 2007 compared to $0 for the prior period.

Stock for services was $1,293,936 compared to 0 in 2006.

General and administrative expenses, for the six months ended June 30, 2007 were $169,976 compared to 139,094 in 2006.

Net Loss was $1,506,236 compared to $167,545 mainly due to stock for services increases.

Interest expense for the six months ended June 30, 2006 was $83,021 as compared to the same period of $28,451

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, we had a negative working capital of $1,290,772. Cash used in operating activities was $211,889. .Cash used in investing activities was $82,300

Cash provided by financing activities was $282,441 of which cash from issuance of stock was $80,000.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. A summary of our critical accounting policies can be found in the notes to our financial statements included in our form 10-KSB for the year ended December 31, 2006.

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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

Reference is made to our Annual Report for the year ended December 31, 2006 filed with the Commission on April 8, 2007..
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

THE BLACKHAWK FUND
By /s/ Steve Bonenberger
Steve Bonenberger, President, Chief
Executive Officer and Director

Dated: August 8, 2007

                                                                                                                                                                                                     12