Form 10QSB
period 2007-09-30
Blackhawk Fund
filed 2007-11-13
CIK 1096768

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the Issuer’s classes of common equity as of the latest practicable date: As of September 30, 2007, the issuer had 237,860,458 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Balance Sheets as of September 30, 2007(unaudited) and December 31, 2006                                                                                 3
Statements of Operations for the three and nine months ended September 30, 2007 and 2006
(unaudited)                                                                                                                                                                                                  4
Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (unaudited)                                                5
Notes to Financial Statements (unaudited)                                                                                                                                            6

Item 2. Management's Discussion and Analysis or Plan of Operation                                                                                                              9

Item 3. Controls and Procedures                                                                                                                                                                            11

PART II - OTHER INFORMATION                                                                                                                                                                      11

Item 1. Legal Proceedings                                                                                                                                                                                       11

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                                                                                             11

Item 3. Defaults Upon Senior Securities                                                                                                                                                               11

Item 4. Submission of Matters to a Vote of Security Holders                                                                                                                           11

Item 5. Other Information                                                                                                                                                                                        12

Item 6. Exhibits                                                                                                                                                                                                          12

SIGNATURES                                                                                                                                                                                                           12

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
THE BLACKHAWK FUND
BALANCE SHEETS
(Unaudited)
		September 30,	December 31,
		2007	2006
ASSETS
	Cash	$ 20,226	$ 11,748
	Total current assets	20,226	11,748
	Fixed Assets - Net	5,560
	Property held-for-sale	1,774,900	1,692,600
Other Assets		45,648
TOTAL	ASSETS	1,846,334	1,704,348
LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
	Accounts payable and accrued liabilities	104,250	$1,219
	Notes payable	757,996	590,700
	Total current liabilities	862,246	591,919

	Note payable	1,936,000	1,496,000

Commitments and contingencies		-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value:
	Series A: Authorized 20,000,000
	0 and 9,000,000 shares outstanding	-	9,000
	Series B: Authorized 10,000,000
	10,000,000 issued and outstanding	10,000	10,000
	Series C: Authorized 20,000,000
	10,000,000 issued and outstanding	10,000	10,000
Common stock, Series B 150,000,000 authorized 10,000,000 issued @.001		10,000
Common	Stock 4,000,000,000 authorized 237,860,458 and 24,664,792
	issued and outstanding @.001	237,860	24,665
Additional paid in capital		36,095,603	34,646,962
Stock subscriptions receivable		(147,434)
Retained deficit		(37,167,941)	(35,084,198)
	Total Stockholders' Deficit	(951,912)	(383,571)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT		$ 1,846,334	$1,704,348

See accompanying notes to financial statements.

THE BLACKHAWK FUND
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months
Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Income:
Consulting and Sales	38,145	7,451	$ 313,073	$7,451
Cost of Goods	17,072		251,303
Total	21,073	7,451	61,770	7,451
Expenses
Stock for Services	28,900		1,322,836
General & administrative	525,705	210,270	695,681	349,364
Loss from operations	(533,532)	(202,819)	(1,956,747)	(341,913)

Interest expense	43,975	32,698	126,996	61,149
Net loss	$(577,507)	$(235,517)	$(2,083,743)	$(403,062)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average shares outstanding	219,960,457	23,274,941	160,980,728	14,824,392

See accompanying notes to financial statements.

THE BLACKHAWK FUND
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,083,743)	$(403,062)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock issued for services	1,322,836	53,000
Depreciation	505
Gain on sale of property	-	(7,451)
Changes in: Other Assets	(45,648)	-
Accounts payable and accrued liabilities	103,031	3,952
NET CASH USED IN OPERATING ACTIVITIES	(703,019)	(353,561)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of buildings/assets	(88,365)	(272,583)
Proceeds from sale of building		147,451
NET CASH USED IN INVESTING ACTIVITIES	(88,365)	(125,132)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issuances/subscriptions	182,566	182,854
Proceeds from stock sales	10,000	5,000
Proceeds from note payable -	607,296	478,001
Payments on note payable -		(23,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	799,862	642,855

NET CHANGE IN CASH	8,478	164,162

CASH BALANCES
-Beginning of period	11,748	12,709

-End of period	$20,226	176,871

Supplemental disclosures:
Interest paid	$ 91,812	$ 51,115
Income taxes paid	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES
Mortgage liability assumed on home		$ 1,000,000
Conversion of 10,000 preferred shares to common	$ 9,000	$ 9,000

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

During the nine months ended June 30, 2007, the Company did not make any stock option grants and therefore did not recognize any stock-based option expense. During the nine months ended September 30, 2007 the Company recorded stock based consulting expense of $1,322,836, as determined under FASB 123R..

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

NOTE 4 - COMMON STOCK

During the nine months ended September 30, 2007, the company issued 213,195,666 shares of common stock. Of this amount 90,000,000 was converted from preferred stock, 99,067,000 shares for services valued at $1,322,836 and 24,128,666 for cash of $90,000.
In April 2007, the Company created a new class of common stock pursuant to a subscription agreement. That agreement, indicates 10,000,000 shares issued with a par value of .001. The Company has issued the shares and has recorded a subscription receivable. For the nine months ended September 30, 2007 $102,566 has been realized.

NOTE 5 - NOTES PAYABLE/MORTGAGES PAYABLE

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

In conjunction with the joint venture property described in note 3 above, the Company refinanced this note in July 2007 and assumed a 50% interest and corresponding promissory note debt of $1,440,000. Terms indicate that the first note is for $1,120,000 over 30 years interest only for the first 10 years. The second note is carried for $320,000 with interest at 9.875 over 30 years interest only for the first 10 years. Monthly amounts are presently $9,983. Both of the above notes are classified as long term notes payable.

Included in short terms note payable is a note to a vendor for $34,000 payable in monthly installments of $3,000 as settlement for a media invoice.

NOTE 6-RELATED PARTY TRANSACTIONS

At September 30, 2007, and included as a short term note payable, the Company is indebted to a related party for $723,996. . Interest has been imputed at 6% per year.

During the nine months ended September 30, 2007, the Company made payments totaling $245,000 to entities controlled by the CEO and CFO for consulting services.
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

The segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based upon operating earnings of the unit. The accounting policy of the segment are the same as those described in the summary of significant accounting policies. The corporate assets include cash. There were no significant intercompany transactions. In determining operating income (loss) by segment, general corporate expenses and other income ad expense items of a non operating nature are not considered, as such items are not allocated to the Company's segments. Segment information for the nine months 2007 is as follows.

Sales from Media                         $ 296,713

Cost of Sales                                   251,303

Gross Profit                                       45,410

Media Expenses                              253,495

Loss from Media Segment           (208,085)

For the quarter ended June 30, 2007

Sales from Media                        $   33,641

Cost of Sales                                    17,072

Gross Profit                                      16,569

Media Expenses                          (188,012)

Loss from Media Segment         (171,443)

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED September 30, 2007 COMPARED TO THE THREE MONTHS ENDED September 30, 2006.

Total income was $38,145 for the three months ended September 30, 2007 compared to $7,451 for the prior period. Income in the 2007 period was derived predominately from the media business. In 2006, income was derived from the gain on the sale of property purchased in the quarter.

General and administrative expenses for the three months ended September 30, 2007 compared to 2006 increased by $315,435 to $525,705 from $210,270 in the prior period due mainly to expenses to operate the media business which was present in 2007, and not in 2006 and an increase in compensation to the Company’s officers.

Stock for services was $28,900 compared to zero in 2006.

The loss from operations increased from a loss of $202,819 for the three months ended September 30, 2006 to a loss of $533,532 for the three months ended September 30, 2007.

Interest expense for the three months ended September 30, 2007 was $43,975compared to $32,698 in 2006 due to an increase in borrowings.

NINE MONTHS ENDED September 30, 2007 COMPARED TO THE NINE MONTHS ENDED September 30, 2006

Total income was at $313,073 for the nine months ended September 30, 2007 compared to $7,451 for the prior period. Income in the 2007 period were derived from the media business. In 2006, income was derived from the gain on the sale of a property.

General and administrative expenses for the nine months ended September 30, 2007 compared to 2006 increased by $346,317 to $695,681 from $349,364 in the prior period. The 2007 expenses include the media business plus higher officer compensation.

Stock for Services was $1,322,836 for the nine months ended September 30, 2007.

The loss from operations increased to $1,956,747from a loss of $341,913 for the nine months ended September 30, 2006.

Interest expense for the nine months ended September 30, 2007 was $126,996 as compared to the same period of $61,149 .

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, we had a negative working capital of $842,020. Cash used in operating activities was $703,619 compared to $353,561 for the prior year. Cash used in investing activities was $88,365 compared to $125,132 in the prior year.

Cash provided by financing activities was $799,862 compared to $642,855 in the prior year. Of the 2007 amount, $192,566 was from stock subscriptions and $607,296 was from additional notes.. Of the 2006 amount, $187,854 was from stock subscription agreements and $478,001 was from additional notes.

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

ITEM 3. CONTROLS ANDPROCEDURES.

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

Evaluation of Disclosure and Controls and Procedures. As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms

Changes in Internal Controls Over Financial Reporting. There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

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

THE BLACKHAWK FUND
Dated: November 5, 2007
By /s/ Steve Bonenberger
Steve Bonenberger, President, Chief
Executive Officer and Director