Form 10KSB
period 2007-12-31
Blackhawk Fund
filed 2008-03-27
CIK 1096768

  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

  COMMISSION FILE NO. 000-49672

  THE BLACKHAWK FUND
(Exact name of issuer as specified in its charter)

  NEVADA                                                                                            88-0408213
(State or other jurisdiction of incorporation or organization)                           (I.R.S. Employer  Identification Number)

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

Large accelerated filer [   ]   Accelerated filer [  ]      Non-accelerated filer [ X]

Indicate by check mark whether the registrant is a shell company (as defined By rule 12b-2 of the Securities Exchange Act) Yes [  ] No [ X ]

State issuer's revenues for its most recent fiscal year: $305,908

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of January 23, 2008:  $169,225.

As of January 15, 2008, Issuer had a total of 341,193,791 shares of common stock issued and outstanding.

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

During the past twelve months, the company has accomplished the following:

a.    Real property redevelopment:  the company successfully purchased a property in the St. Louis, MO region out of foreclosure, completed the renovation and refurbishments and re-sold the property for a profit

b.    Real property redevelopment:  the company successfully purchased a property in Carlsbad, CA and completely renovated this existing structure. The company currently has this property in its held for sale portfolio. The company has this property leased on a month-to-month basis.  The property is currently on the market to be sold and the company expects this to occur sometime in the first or second quarter of 2008

c.    Real property redevelopment:  the company engaged SAN DIEGO REAL ESTATE EXPERTS in a joint-venture development in Oceanside, CA.  This property has undergone a complete and exhaustive renovation.  The property located within yards of the beach is placed for re-sale.   The company expects to recognize the revenue and profit from this joint-venture in the first or second quarter of 2008

d.    Entered the media properties business producing infomercials. In January 2008 the Company expanded this to include radio components that are aired throughout the nation.  The company signed a business development agreement in 2006 with Maximum Impact Television Group, which BHWF cancelled due to a breach in performance on MITG’s duties.

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

In 2007, The BlackHawk Fund was able to establish firm footings in its two core business sectors.  The company looks for 2008 to be the largest year in its existence in terms of revenue produced, potential profits retained and shareholder equity increased.

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

CORPORATE OFFICES

Our executive office is located at 1802 N. Carson Street, Suite 212, Carson City, Nevada, 89701, telephone number (775) 887-0670.

RECENT EVENTS

In July 2007, we established a new series of common stock labeled B which has 30,000,000 outstanding shares.

EMPLOYEES

We have two full-time employees and two part-time employees as of January 15, 2008. As we grow, we will need to attract an unknown number of additional qualified employees. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union.

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

WE PAY NO DIVIDENDS.(IS THIS CORRECT)NOTE

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

OUR COMMON STOCK HAS EXPERIENCED IN THE PAST, AND IS EXPECTED TO EXPERIENCE IN
THE FUTURE, SIGNIFICANT PRICE AND VOLUME VOLATILITY, WHICH SUBSTANTIALLY
INCREASES THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE
PRICE THAT YOU PAY FOR THE SHARES.

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2006 and 2007, our common stock was sold and purchased at prices that ranged from a high of $0.08 to a low of $0.0005 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for our common stock may suffer greater declines due to its price volatility.

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

OUR DIRECTORS HAVE THE RIGHT TO AUTHORIZE THE ISSUANCE OF PREFERRED STOCK AND
ADDITIONAL SHARES OF OUR COMMON STOCK.

Our directors, within the limitations and restrictions contained in our articles of incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion  rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. We have no intention of issuing preferred stock at the present time. Any issuance of preferred stock could adversely affect the rights of holders of our common stock.Should we issue additional shares of our common stock at a later time, each investor's ownership interest in The Blackhawk Fund would be proportionally reduced. No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

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

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2. DESCRIPTION OF PROPERTY.

We lease office space at 1802 N. Carson Street, Suite 212, Carson City, Nevada, 89701. Our Carson Street lease costs $100 per month and is scheduled to expire on December 31, 2008.

ITEM 3. LEGAL PROCEEDINGS.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

  PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock was quoted on the OTC Board under the symbol "BHWK.OB." These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

CALENDAR YEAR 2006       HIGH       LOW
First Quarter                               ..08            ..04
Second Quarter                         ..04             ..02
Third Quarter                             ..02            ..014
Fourth Quarter                          ..014           ..008

CALENDAR YEAR 2007       HIGH       LOW
First Quarter                              .048          ..015
Second Quarter                        ..015          .009
Third Quarter                            .015          ..008
Fourth Quarter                          .015         ..0005

As of January 15, 2008 we had 341,193,791 shares of our common stock outstanding. Our shares of common stock are held by approximately 35 stockholders of record. The number of record holders was determined from the  records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2007 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:
SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                                                                                                                                                               Maximum
                                                                                                                                                                                Total number                      number (or
                                                                                                                                                                                 of shares  (or                    approximate
                                                                                                                                                                                      units)                          dollar value)of
                                                                                                                                                                                 purchased as                      shares (or
                                                                                                                                                                                     part of                           units) that may
                                                                                Total number                                                                            publicly                                 yet be
                                                                                 of shares (or                      Average price                           announced                         purchased
                                                                                      units)                                  paid per                                    plans or                        under the plans
           Period                                                           purchased                        share (or unit)                              programs                          or programs

October 2007                                                                -0-                                         -0-                                              -0-                                       -0-
November 2007                                                             -0-                                         -0-                                              -0-                                       -0-
December 2007                                                             -0-                                          -0-                                              -0-                                       -0-

Total                                                                              -0-                                          -0-                                              -0-                                       -0-

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

MANAGEMENT'S PLAN OF OPERATIONS

The Management of The Blackhawk Fund plans to aggressively market the real estate properties held, that have been renovated and ready for sale. The Company plans to generate the highest return on their investment, by selling these properties at substantial profits. The Management believes we will sell all three properties held between the first and second quarter of 2008.

The Management plans to expand the Media Division significantly, by developing and airing the cable television productions, and radio spots. . The Media Division will generate additional revenue by converting the content from the cable television shows to Online Video Magazines and DVDs, which provide additional advertising vehicles for our sponsors to reach their target audience.

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

In 2007, The BlackHawk Fund was able to establish firm footings in its two core business sectors.  The company looks for 2008 to be the largest year in its existence in terms of revenue produced, potential profits retained and shareholder equity increased.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 2006.

REVENUE

Revenue for the 12 months ended December 31, 2007 was $309,908 compared to  $149,451 for the 12 months ended December 31, 2006. The increase in revenue is due to the launching of our media business. Cost of Sales was 234,231 in 2007 compared to 140,000 in 2006.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses ("G&A") were $2,208,360 for the 12 months ended December 31, 2007, compared to $472,780 for the 12 months  ended December 31, 2006,. The increase was due mainly to higher stock for services of $1,322,885 and $267,605 of Media expenses. There was also an increase in payments made to companies controlled by our officers of $135,000.

We expect G&A expenses to decrease substantially in the coming 12 months due to an anticipated decrease in stock for services. We intend to focus on operating efficiencies, increasing revenues, and ensuring profitability in our core business units during this period.

LIQUIDITY AND CAPITAL RESOURCES

During the twelve-month period ended December 31, 2006, cash used in operating activities was 969,640. We intend to continue to find ways to expand our  business through new product development . We believe that revenues and  earnings will increase as we grow. We anticipate that we will incur smaller  losses in the near future if we are able to expand our business and the marketing of our products and services now under development. .

During the 12 months ended December 31, 2007, we generated a net loss of $2,318,651. Cash provided by financing activities was $1,048 638.

In order to execute our business plan, we will need to acquire additional capital from debt or equity financing. In the absence of significant  revenue and profits, we will be completely dependent on additional debt and  equity financing arrangements. There is no assurance that any financing will  be sufficient to fund our capital expenditures, working capital and other cash  requirements for the fiscal year ending December 31, 2008. No assurance can  be given that any such additional funding will be available or that, if available,  can be obtained on terms favorable to us. If we are unable to raise needed  funds on acceptable terms, we will not be able to execute our business plan,  develop or enhance existing services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. A material  shortage of capital will require us to take drastic steps such as further reducing our level of operations, disposing of selected assets or seeking an acquisition  partner.

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

During our two most recent fiscal years and any subsequent interim period prior to the engagement of Gruber & Company, LLC, neither we nor anyone on our behalf consulted with Gruber & Company, LLC regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements or (ii) any matter that was either the subject of a "disagreement" or a "reportable event."

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
ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our directors and executive officers are:

NAME                                                    AGE                       POSITION(S)                                                                           POSITION HELD SINCE

Steve Bonenberger                               51                          President, director and chief executive officer                                           2004

Brent Fouch                                          38                          Secretary, director and chief financial officer                                             2004

Our executive officers are elected annually by our board of directors.

Steve Bonenberger: During the past five years, Mr. Bonenberger was the owner,operator of a corporate consulting firm. Going forward, he intends to devote a significant portion of his time to the furtherance of our operations.

Brent Fouch: Over the past four years, Mr. Fouch has been a corporate con sultant. Mr. Fouch intends to serve as our chief financial officer, director and secretary. In the period encompassing from 2003 to present, Mr. Fouch has served as chief operating officer of Palomar Enterprises, Inc., prior to that he owned and operated a corporate consulting firm, where he performed business consulting services.

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

ITEM 10. EXECUTIVE COMPENSATION.
SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION(NEED TO FILL IN 2006 ANDSTOCK YOU RECEIVED IF ANY )

The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to The Blackhawk Fund and our subsidiaries:

SUMMARY COMPENSATION TABLE

FISCAL YEAR COMPENSATION						LONG TERM COMPENSATION
				-		Awards		Payouts
Name and Principal Position(s)	Year	Salary ($)	Bonus ($)	Other Annual Compensation (4)		Securities Underlying Option/SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts ($)	All other Compensation ($)
Steve Bonenberger, President, Chief Executive Officer and Director	2007 2006	165,000 90,000	0 0	- -	0 0	0 0	0 0	0 0	0 0
Brent Fouch, Secretary, Treasurer, Principal Accounting Officer and Director	2007 2006	150,000 90,000	0 0	- -	0 0	0 0	0 0	0 0	0 0

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2007, information concerning ownership of our securities by:

- Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

- Each person who owns beneficially outstanding shares of our preferred stock;

- Each director;

- Each named executive officer; and

- All directors and officers as a group.
                                                                                                                               COMMON STOCK BENEFICIALLY                                          PREFERRED STOCK BENEFICIALLY
                                                                                                                                                     OWNED (2)                                                                                           OWNED (2)
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                                  NUMBER                        PERCENT                                               NUMBER                          PERCENT

Steve Bonenberger                                                                                                      15,000,000                               4                                                            -0-                                        -0-
Brent Fouch                                                                                                                  15,000,000                               4                                                           -0-                                        -0-

All directors and officers as a group (two persons)                                              30,000,000                               8                                                             -0-                                        -0-

Palomar Enterprises (6)                                                                                               69,989,054                              20
                                                                                                                                                                                                                                                10,000,000 (4)                    100 (4)
                                                                                                                                                                                                                                                10,000,000 (5)                    100 (4)

(1) Unless otherwise indicated, the address for each of these stockholders is c/o The Blackhawk Fund, 1802 N. Carson Street, Suite 212, Carson City, Nevada, 89701, telephone number (775) 887-0670. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to the shares of our common and preferred stock which he beneficially owns.

(2) Beneficial ownership is determined in accordance with the rules of the SEC. As of December 31, 2007 the total number of outstanding shares of the common stock is 341,193,791, the total number of outstanding shares of the Series A preferred stock is 0, the total number of outstanding shares of the Series B preferred stock is 10,000,000 and the total number of outstanding shares of the Series C preferred stock is 10,00,000.

(3) Series A preferred stock.

(4) Series B preferred stock.

(5) Series C preferred stock.

(6) Palomar Enterprises, Inc., a Nevada publicly-traded corporation, is controlled by Messrs. Steve Bonenberger and Brent Fouch, our officers and directors. Palomar Enterprises holds 10,000,000 shares of our Series B preferred stock, 10,000,000 shares of our series C preferred stock and 69,989,054 shares of common stock, equivalent to the voting power of 3,069,989,054 shares of our common stock as of December 31, 2007.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year ended December 31, 2007, we paid $ 165,000 in consulting fees to BMM, LLC, a Limited liability company owned and controlled by Steve Bonenberger, our officer and director. We also paid $ 150,000 in consulting fees to Prize Entertainment, Inc., a corporation owned and controlled by Brent Fouch, our officer and director.

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
_________
** Previously Filed

AUDIT-RELATED FEES

The aggregate fees billed by Gruber & Company for professional services rendered for the audit of our annual financial statements for 2006 were approximately $15,000.

The aggregate fees billed by Gruber & Company LLC for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal year 2007 were $24,000

ALL OTHER FEES

There were no other fees billed by Gruber & Company LLC for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                   The Blackhawk Fund

Date: March 26, 2008   /s/ Steve Bonenberger
                                                 By: Steve Bonenberger, President and Chief Executive  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature(s)     Title(s)                                                                        Date(s)

     /s/ Steve Bonenberger                         President, Chief Executive Officer and Director                       March 26, 2008
     By:  Steve Bonenberger

     /s/ Brent Fouch                                     Secretary, Chief Financial Officer and  Director                        March 26, 2008
     By:  Brent Fouch

GRUBER & COMPANY, LLC
400 Lake Saint  Louis Blvd.
Lake Saint Louis, MO, United States
Phone: (636) 561-5639

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
The Blackhawk Fund
Cardiff, California

We have audited the accompanying balance sheet of The Blackhawk Fund ("Blackhawk") as of December 31, 2007 and the related statements of  operations, stockholders' deficit, and cash flows for the years then  ended. These financial statements are the responsibility of Blackhawk's  management. Our responsibility is to express an opinion on these financial statements based on our audits.

NEW OPINION

/s/ Gruber & Company, LLC
Lake St. Louis, MO.
February 1, 2007

BALANCE SHEET
DECEMBER 31,

ASSETS	2,007	2,006

Cash	$ 2,381	$ 11,748
Prepaid Financing Costs	829	-
Total Current Assets	3,210	11,748
Fixed Assets-Net	5,055	-
Property Held For Sale	1,774,900	1,692,600
Prepaid Financing Costs	23,704	-
Total Assets	1,806,869	1,704,348

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	4,240	1,219
Note Payable- related party	827,828	590,700
Note Payable	22,000	-
Total Current Liabilities	854,068	591,919

Long- Term Liabilities
Note Payable	1,936,000	1,496,000

Commitments and Contingencies	-	-

Stockholders' Deficit
Preferred Stock, $.001 par value:
Series A: Authorized 20,000,000, 0, and 9,000,000 issued	-	9,000
Series B: Authorized 10,000,000,10,000,000 issued	10,000	10,000
Series C: Authorized 20,000,000,10,000,000 issued	10,000	10,000
Common Stock, $.001 par value:
4,000,000,000 shares authorized,341,193,791 and
24,664,792 issued and outstanding	341,194	24,665
Common Stock B, .001 par 150,000,000 authorized issued and outstanding 30,000,000 and 0	30,000	-
Additional Paid in Capital	36,252,318	34,646,962
Common Stock Subscribed	(223,862)	-
Retained Deficit	(37,402,849)	(35,084,198)
Total Stockholders' Deficit	(983,199)	(383,571)

Total Liabilities and Stockholders' Deficit	1,806,869	1,704,348

See accompanying summary of significant accounting policies and notes to financial statements.

THE BLACKHAWK FUND
STATEMENTS OF OPERATIONS
Years Ended December 31, 2007 and 2006

	December 31	December 31
	2007	2006

Revenues	$305,908	$ 149,451

Cost of Sales	234,231	140,000

Gross Profit	71,677	9,451

OPERATING EXPENSES

General & Administrative	2,208,360	472,780

Interest Expense	181,968	100,736

NET LOSS	$(2,318,651)	$(564,065)

Basic and Diluted Net Income (Loss) Per Common Share	$(0.01)	$(0.03)

Weighted Average Number of Shares Outstanding	246,948,708	18,424,741

THE BLACKHAWK FUND
Statement of Stockholders' Equity
Years Ended December 31, 2007 and 2006

	Preferred Stock		Preferred Stock		Common Stock				Additional	Stock	Retained	Total
	Series A		Series B&C		Series B		Common Stock		Paid-In	Subscriptions	Earnings	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	(Deficit)	(Deficit)
		$		$		$		$	$	$	$	$
Balances December 31, 2005	9,000,000	9,000	20,000,000	20,000	-	-	3,209,2007	3,209	34,457,058	(40,000)	(34,520,133)	(70,866)
												-
Proceeds							14,000,000	14,000		40,000		54,000
Proceeds	-						10,000,000	10,000	135,168			145,168
Stock for Services							1,000,000	1,000	12,000			13,000
Subscription Agreement	-						2,000,000	2,000	28,001			30,001
Stock Cancelled							(5,544,215)	(5,544)	5,544			-
Proceeds on Agreement									9,191			9,191

Net Loss											(564,065)	(564,065)

	_____________	_________	___________	_______	___________	_______	______________	__________	___________	______________	_____________	______________-
Balance December 31, 2006	9,000,000	9,000	20,000,000	20,000	-	-	24,664,792	24,665	34,646,962	-	(35,084,198)	(383,571)

Proceeds							9,915,333	9,915	67,085			77,000
Stock for Services							67,300,000	67,300	1,046,300			1,113,600
Exchange of Shares	(9,000,000)	(9,000)					90,000,000	90,000	(81,000)			-

Stock for Services							24,767,000	24,767	155,569			180,336

Proceeds							213,333	213	2,787			3,000

Proceeds							14,000,000	14,000	(4,000)			10,000

Services							7,000,000	7,000	21,900	-	-	28,900

Proceeds					10,000,000	10,000			240,000			250,000

Proceeds					20,000,000	20,000			180,000	(143,862)		56,138

Proceeds	-						40,000,000	40,000	(40,000)			-

Stock for Services							97,107	97	(49)			48
Proceeds							63,236,226	63,237	16,764	(80,000)		1
Net Loss	-	-	-	-	-	-	-	-	-	-	(2,318,651)	(2,318,651)

Balances, December 31, 2007	-	-	20,000,000	20,000	30,000,000	30,000	341,193,791	341,194	36,252,318	(223,862)	(37,402,849)	(983,199)

See accompanying summary of significant accounting policies and notes to financial statements.

THE BLACKHAWK FUND
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007 and 2006

	2007	2006

Cash Flows From Operating Activities
Net Income (Loss)	$(2,318,651)	$(564,065)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation	1,010
	-
Stock Issued for Services	1,322,885	51,000
Imputed Interest	46,628	18,204
Changes in Operating Assets and Liabilities:
(Increase) in Prepaid Financing costs	(24,533)	-
Increase (Decrease) in Accounts Payable	3,021	(4,861)

Net cash used in operating activities	(969,640)	(499,722)

Cash Flows From Investing Activities:
Purchase of Assets	(88,365)	(196,600)

Net cash provided by (used in) investing activities	(88,365)	(196,600)
Cash Flows from Financing Activities:
Increase in Notes Payable	462,000
Proceeds from the sale of common stock	396,138	200,360
Proceeds from related party loan	190,500	518,001
Payments on loan payable-Shareholder		(23,000)

Net cash provided by financing activities	1,048,638	695,361

Net Change in Cash	(9,367)	(961)

Cash Beginning of Period	11,748	12,709

Cash End of Period	2,381	11,748

Supplemental information:
Interest Paid	$135,340	$82,532
Income Taxes Paid	-	-

See accompanying summary of significant accounting policies and notes to financial statements.

THE BLACKHAWK FUND

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business. The Blackhawk Fund ("Blackhawk") was organized November 5, 1998 in Nevada as USA Telecom. In 1998, the entity amended its articles of incorporation to change its name to USA Telcom, in 2000 it amended its articles of incorporation to change its name to USA Telcom Internationale, in 2004 it amended its articles of incorporation to change its name to ZannWell Inc., and in January 2005, it amended its articles of incorporation to change its name to Blackhawk Fund. For the year ended December 31, 2007 the Company was in the  business of residential development and sales and the media business. ( See Note 3)
Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the statement of expenses. Actual results could differ from those estimates.

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

During the year the Company did not make any stock option grants and therefore did not recognize any stock-based option expense. For the year ended December 31, 2007 the Company recorded stock based consulting expense of $1,322,885, as determined under FASB 123R..

NOTE 3 - PROPERTY - HELD FOR SALE/FIXED ASSETS

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

THE BLACKHAWK FUND
NOTES TO FINANCIAL STATEMENTS

In June of 2006, the Company entered into a joint venture agreement to renovate and then sell a residential home located in Oceanside, California. The Company is a 50% joint venture partner, but has the right to exercise control. The Company is 100% responsible for improvement costs, with these costs to be reimbursed upon sale and any remaining profits split 50/50. the Company has valued the house at the original value of the liability assumed of $1,000,000. As the intention on this property is identical described above the description related to "held for sale" and depreciation apply. The Company has capitalized improvements on this property of $149,817.

The Company has capitalized and depreciated computer equipment with a cost of $6,065. The asset is being depreciated over 3 years under the straight line method . During the year $1,010 was depreciated.

NOTE 4 - COMMON STOCK

During the year ended December 31, 2007, the company issued 316,528,999 shares of common stock. Of this amount 90,000,000 was converted from preferred stock, 99,164,107 shares for services valued at $1,322,885 and 127,364,892 for cash of $90,000.
In April 2007, the Company created a new class of common stock pursuant to a subscription agreement. That agreement, indicates 30,000,000 shares issued with a par value of .001. The Company has issued the shares and has recorded a subscription receivable. For the year ended December 31, 2007 $306,138 has been realized.

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

Included in short terms note payable is a note to a vendor for $22,000 payable in monthly installments of $3,000 as settlement for a media invoice.

NOTE 6-RELATED PARTY TRANSACTIONS

At December 31, 2007, and included as a short term note payable, the Company is indebted to a related party for $827,828. . Interest has been imputed at 6% per year.

During the year ended December 31, 2007, the Company made payments totaling $315,000 to entities controlled by the CEO and CFO for consulting services.
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

The segment is managed separately because each business requires different technology and marketing strategies. The Company evaluates performance based upon operating earnings of the unit. The accounting policy of the segment are the same as those described in the summary of significant accounting policies. The corporate assets include cash. There were no significant intercompany transactions. In determining operating income (loss) by segment, general corporate expenses and other income ad expense items of a non operating nature are not considered, as such items are not allocated to the Company's segments. Segment information for the year ended December 31, 2007 is as follows.

Sales from Media                         $283,323

Cost of Sales                                  234,231

Gross Profit                                     48,992

Media Expenses                           267,605

Loss from Media Segment        (218,613)

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