Form 10-Q
period 2008-03-31
Blackhawk Fund
filed 2008-05-19
CIK 1096768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 000-49672

THE BLACKHAWK FUND
(Exact name of registrant as specified in its charter)

Nevada	88-0408213
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1802 N. Carson Street, Suite 212-3018 Carson City, NV 89701 (Address of principal executive offices)

Issuer’s telephone number: (775) 887-0670

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 2008, 562,293,791 shares of our common stock were outstanding.

PART 1:  FINANCIAL INFORMATION

ITEM 1 – CONDENSED FINANCIAL STATEMENTS

THE BLACKHAWK FUND
BALANCE SHEET

	(unaudited)
	March 31, 2008	December 31, 2007
ASSETS
Cash	$1,030	2,381
Prepaid financing costs	829	829
Total current assets	1,859	3,210
Fixed Assets-net	4,550	5,055
Property - held-for-sale/prepaid financing costs	1,798,396	1,798,604
TOTAL ASSETS	$1,804,805	$1,806,869

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Note Payable	19,000	22,000
Accounts payable and accrued liabilities	$31,907	$4,240
Notes payable-related party	801,616	827,828
Total current liabilities	852,523	854,068
Long term liability
Note payable	1,936,000	1,936,000
Total Liabilities	2,788,523	2,790,068

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value: Series A, authorized 20,000,000, 0 issued and outstanding	-	-

Preferred stock, Series B, authorized 10,000,000, 10,000,000 issued and outstanding	10,000	10,000

Preferred stock, Series C, authorized 20,000,000, 10,000,000 issued and outstanding	10,000	10,000

Common Stock,$0.001 par value, 4,000,000,000 shares authorized, 562,293,791 and 341,193,791 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	562,294	341,194
Common Stock B, $0.001 par value 150,000,000 authorized, 30,000,000 issued and outstanding	30,000	30,000
Additional Paid in Capital	36,147,744	36,252,318
Common Stock Subscribed	(82,000)	(223,862)
Retained Deficit	(37,661,756)	(37,402,849)

Total Stockholders’ Deficit	(983,718)	(983,199)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,804,805	$1,806,869

THE BLACKHAWK FUND
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2008 and 2007
(unaudited)

	March 31, 2008	March 31, 2007

Revenues	$15,200	$101.778

Cost of Sales	-	53,900

Gross Profit	15,200	47,878

OPERATING EXPENSES

General & Administrative	137,590	158,949
Stock for Services/options	92,100	1,113,600
Interest Expense	44,417	50,008
Total Expenses	274,107	1,322,557

NET LOSS	$(258,907)	$(1,274,679)

Basic and Diluted Net Income (Loss) Per Common Share	$(0.00)	$(0.02)

Weighted Average Number of Shares Outstanding	478,871,451	74,798,590

THE BLACKHAWK FUND
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2008 and 2007
(unaudited)

	March 31, 2008	March 31, 2007

Cash Flows From Operating Activities
Net Loss	$(258,907)	$(1,274,679)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation	505	-
Stock Issued for Services/option expense	92,100	1,113,600
Changes in:
Interest Payable	10,888	-
Other assets (increase)	208	-
Increase (Decrease) in Accounts Payable	27,667	8,940

Net cash used in operating activities	(127,539)	(152,139)

Cash Flows From Investing Activities:
Purchase of Assets	-	(82,300)

Net cash provided by (used in) investing activities	-	(82,300)

Cash Flows From Financing Activities:
Proceeds from stock subscriptions and option exercises	166,288	77,000
Payments on notes payable – related party	(40,100)	-
Proceeds from notes payable - related party	-	147,463

Net cash provided by financing activities	126,188	224,463

Net Change in Cash	(1,351)	(9,976)

Cash Beginning of Period	2,381	11,748

Cash End of Period	1,030	1,772

Supplemental disclosures:
Cash paid for:
Interest	$33,529	$37,545
Income Taxes	$-	$-

THE BLACKHAWK FUND
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of The Blackhawk Fund (“Blackhawk” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Blackhawk’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2007 as reported in the 10-KSB have been omitted.

NOTE 2 - STOCK BASED COMPENSATION

Prior to January 1, 2006 we accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (FAS 123). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Effective January 1, 2006, the Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (FAS 123R) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock-based compensation expense recognized during the quarter ended March 31, 2008 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of December 31, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

Beginning on January 1, 2006, any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.. During the quarter ended March 31, 2008, the Company recorded stock based consulting expense of $92,100, as determined under FASB 123R.

NOTE 3 - PROPERTY - HELD FOR SALE/FIXED ASSETS

In late March 2006, the Company purchased a condominium located in Carlsbad, California for $625,083. The Company has renovated the condominium and intends to resell it, market conditions permitting. Since the Company intends to sell the condominium upon completion of the planned renovations, it has been designated as “held-for-sale”. Therefore it will be carried at the lower cost or fair value (net of expected sales costs) during the renovation period and will not be depreciated. Major improvements and renovations have been capitalized.

In June of 2006, the Company entered into a joint venture agreement to renovate and then sell a residential home located in Oceanside, California. The Company is a 50% joint venture partner, but has the right to exercise control. The Company is 100% responsible for improvement costs, with these costs to be reimbursed upon sale and any remaining profits to be split 50/50. The Company has valued the house at the original value of the liability assumed of $1,000,000. The intention on this property is identical to that described above under the description related to “held for sale” and depreciation applies. The Company has capitalized improvements on this property of $149,817.

THE BLACKHAWK FUND
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 3 - PROPERTY - HELD FOR SALE/FIXED ASSETS (continued)

The Company has capitalized and depreciated computer equipment with a cost of $6,065. The asset is being depreciated over 3 years under the straight line method. During the quarter, $505 was depreciated.

NOTE 4 - COMMON STOCK

During the quarter ended March 31, 2008, the Company issued 221,100,000 shares of common stock under its stock option plan resulting in an expense of $92,100 and cash received of $141,361.

NOTE 5 – NOTES PAYABLE/MORTGAGES PAYABLE

In conjunction with the purchase of the condominium described in Note 3 above, the Company executed a 30-year adjustable rate promissory note for $496,000. The initial interest rate on the note is 7.875% and may change on April 1, 2008 and on that date every sixth month thereafter. Pursuant to the terms of the note, the Company is required to make interest-only payments for the first 10 years (first 120 payments). The initial monthly payments will be $3,225 and may change beginning on April 1, 2008. The note payable is personally guaranteed by the Company’s former president.

In conjunction with the joint venture property described in Note 3 above, the Company refinanced this note in July 2007 and assumed a 50% interest and corresponding promissory note debt of $1,440,000. Terms indicate that the first note is for $1,120,000 over 30 years interest only for the first 10 years. The second note is carried for $320,000 with interest at 9.875% over 30 years interest only for the first 10 years. Monthly amounts are presently $9,983. Both of the above notes are classified as long term notes payable.

Included in short terms note payable is a note to a vendor for $19,000 payable in monthly installments of $3,000 as settlement for a media invoice.

NOTE 6 - RELATED PARTY TRANSACTIONS

At March 31, 2008, and included as a short term note payable, the Company is indebted to a formerly related party for $801,616. Interest has been imputed at 6% per year.

During the quarter ended March 31, 2008, the Company made payments totaling $60,000 to entities controlled by the former CEO and former CFO for consulting services.

NOTE 7 - GOING CONCERN

The Company has incurred significant losses, has a negative capital, and negative current ratio. These factors, among others, indicate that the Company may not be able to continue as a going concern. No adjustments have been made to the carrying value of assets and liabilities should the company not continue as a going concern.

THE BLACKHAWK FUND
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 8 - SUBSEQUENT EVENTS

On April 24, 2008, the Company entered into a stock purchase agreement with Terminus, Inc. and Palomar Enterprises, Inc. pursuant to which Terminus purchased 10,000,000 shares of the Company’s Series C Preferred Stock from Palomar for $363,000. As a result, the sale of the Series C Preferred Stock by Palomar to Terminus effectively transferred Palomar’s control of the company to Terminus, giving Terminus approximately 62% of all votes entitled to be cast in any matter requiring or permitting a vote of stockholders.

On April 24, 2008, the Company and Terminus, Inc., as co-issuers, issued and sold to a single accredited investor: (i) a $550,000 12% secured promissory note and (ii) 500,000 shares of the Company’s Series A Preferred Stock. To secure payment of the note, Terminus pledged the 10,000,000 shares of the Company’s Series C Preferred Stock.

On April 24, 2008, the Company filed the following amendments to its Articles of Incorporation with the Nevada Secretary of State:

Amendment to Certificate of Designation (Series B Preferred Stock). Pursuant to this amendment, the Company’s Series B Preferred Stock now contains on limitation on conversions such that no holder of Series B Preferred Stock can convert such shares into the Company’s common stock if such conversion would result in the holder owning in excess of 4.99% of the Company’s issued and outstanding common stock.

Certificate of Correction. A certificate of amendment to our articles of incorporation was inadvertently filed on March 3, 2008 with the Nevada Secretary of State. Accordingly, the certificate of correction states that the Amendments set forth in the March 3, 2008 filings are rescinded and revoked in their entirety.

Certificate of Withdrawal of Certificate of Designation (Series A Preferred Stock). The certificate of designation establishing the Company’s Series A Preferred Stock initially filed on July 21, 2004 is withdrawn. No shares of Series A Preferred Stock were outstanding as the time of this filing.

Certificate of Designation (Series A Preferred Stock). The Company filed a certificate of designation for 500,000 shares of Series A Preferred Stock, par value $0.001 per share. Anytime after October 24, 2008, the Series A Preferred Stock is convertible based upon the average of the per shares market value of the Company’s common stock during the 20 trading days immediately preceding a conversion date. In addition, upon the consummation of a bona fide sale third party sale by the Company of its our securities resulting in gross proceeds of at least $1,000,000, the Series A Preferred Stock will automatically convert into the securities being sold in such offering. There are no voting rights dividend rights, liquidation preference, redemption rights, or preemptive rights for the Series A Preferred Stock.

Amendment to Certificate of Designation (Series C Preferred Stock). The Company amended the certificate of designation for its Series C Preferred Stock. Pursuant to the Amendment, on all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series C Preferred Stock shall be entitled to the number of votes on such matters equal to the product of (a) the number of shares of the Series C Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Company’s common stock, on a fully-diluted basis, as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.0000002.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our financial statements and related notes included in this report. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions. Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Please refer to the Risk Factors section of our Annual Report on Form 10-KSB for a description of these risks and uncertainties.

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

General

The Blackhawk fund operates in two lines of business: (1) media and television production, and (2) real estate development and investment. In our media and television production line, we have sought to manage and implement proprietary media properties, including cable television shows, infomercials, online video magazines, and DVDs. In our real estate line, we acquire properties for redevelopment and resale, conduct redevelopment and refurbishment of the properties, and resell them. We currently hold two properties in our real estate portfolio.

Change of Control and Change in Management

On April 24, 2008, we entered into a stock purchase agreement with Terminus, Inc. and Palomar Enterprises, Inc. pursuant to which Terminus purchased 10,000,000 shares of our Series C Preferred Stock from Palomar for $363,000. As a result, the sale of the Series C Preferred Stock by Palomar to Terminus effectively transferred Palomar’s control of our company to Terminus.

Concurrently, Steve Bonenberger resigned as our President and Chief Executive Officer, and Brent Fouch resigned as our Secretary and Chief Financial Officer. In connection therewith, the board of directors increased the number of authorized directors from two to three and appointed Frank Marshik to fill the newly created vacancy on the board. The board of directors then appointed Mr. Marshik as our President, Chief Financial Officer, and Secretary. Thereafter, Mr. Bonenberger and Mr. Fouch resigned as directors. Mr. Marshik, as the sole remaining director, appointed Terry Ross to fill one of the two vacancies resulting from these resignations.

Plan of Operation

Our new management notes that our company has incurred operating and net losses in each of the last two fiscal years, had a working capital deficit as of the end of the latest fiscal year and as of the latest fiscal quarter, and has a large accumulated deficit. Accordingly, new management intends to conduct an analysis of each of our two business lines to determine the viability of each line during the second and third quarters of 2008. Within each line of business, management will evaluate historical and projected costs in running the line, evaluate existing and potential revenue streams, and evaluate the availability of additional capital for expansion of the business line. In particular, with respect to the real estate business, management intends to evaluate our current real estate portfolio in light of current market conditions, both in the real estate markets and the credit markets. Upon completion of the analysis, management will determine whether to seek to expand the business line or to discontinue or divest of the division. Management may also consider diversifying into additional lines of business. In all cases, management may seek to form one or more partnerships, enter into one or more joint ventures, or conduct one or more strategic acquisitions.

Critical Accounting Policies

The discussion and analysis of our financial conditions and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires managers to make estimates and disclosures on the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition. We use authoritative pronouncements, historical experience, and other assumptions as the basis for making judgments. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements. A summary of our critical accounting policies can be found in the notes to our annual financial statements included our Form 10-KSB for the year ended December 31, 2007.

Results of Operations

Basis of Presentation

The following table sets forth, for the periods indicated, certain unaudited selected financial data:

	Three Months Ended
	March 31,
	2008	2007
Revenues	$15,200	$101,778
Cost of Sales	—	53,900
General and administrative	137,590	158,949
Stock/Options for Services	92,100	1,113,600
Interest Expense	44,417	50,008

Net income (loss)	(258,907)	(1,274,679)

Comparison of the three months ended March 31, 2008 and 2007

Net sales.  Our revenues were $15,200 for the three months ended March 31, 2008, as compared to $101,778 for the three months ended March 31, 2007. This decrease resulted from lower demand for our media products and services and a lack of sales of any real estate properties held for development.

Cost of Sales. Cost of sales were $0 for the three months ended March 31, 2008 as compared to $53,900 for the three months ended March 31, 2007.

General and administrative. General and administrative expenses decreased to $137,500 for the three months ended March 31, 2008 from $158,949 for the three months ended March 31, 2007.

Stock/Options for Services. Expenses resulting from the issuance of our common stock and options to purchase our common stock decreased to $92,100 for the first three months ended March 31, 2008 from $1,113,600 for the comparable period in the prior fiscal year. This decrease resulted from a significant reduction in shares and options issued for services in the first quarter of 2008 as compared to the first quarter of 2007.

Interest. Interest expense decreased to $44,417 for the three months ended March 31, 2008 from $50,008 for the three months ended March 31, 2007.

Net loss. We incurred an operating loss of $274,104 for the three months ended March 31, 2008, compared to a net loss of $1,274,679 for the three months ended March 31, 2007. The reduction in net loss resulted primarily from a significant reduction in shares and options issued for services in the first quarter of 2008 as compared to the first quarter of 2007.

Liquidity and Capital Resources

We have financed our operations, debt service, and capital requirements through cash flows generated from operations and through issuance of debt and equity securities. Our working capital deficit at March 31, 2008 was $850,664, and we had cash of $1,030 as of March 31, 2008.

We used $127,539 of net cash in operating activities for the three months ended March 31, 2008, compared to using $152,139 in the three months ended March 31, 2007. The net loss of $258,907 was offset by non-cash expenses of $505 in depreciation and amortization, $92,100 of stock and options issued for services, an increase of $10,888 in interest payable, an increase of $27,667 in accounts payable, and $208 in decrease in other assets.

We neither used nor generated net cash flows from investing activities for the three months ended March 31, 2008, whereas we used $82,300 in net cash flows from investing activities for the three months ended March 31, 2007.

Net cash flows provided by financing activities were $126,188 for the three months ended March 31, 2008, compared to net cash flows provided by financing activities of $224,463 for the three months ended March 31, 2007. This increase in net cash provided by financing activities is due to proceeds from the exercise of stock options and receipt of stock subscriptions of $166,288, offset by repayment of $40,100 of related party debt.

Capital Requirements

Our financial statements for the fiscal year ended December 31, 2007 state that we have incurred significant losses, have a negative capital, and a negative current ratio. These factors, among others indicate that we may not be able to continue as a going concern. We believe that, as of the date of this report, in order to fund our plan of operations over the next 12 months, we will need to fund its operations out of cash flows generated from operations, from the borrowing of money, and from the sale of additional securities. It is possible that we will be unable to obtain sufficient additional capital through the borrowing of money or the sale of our securities as needed.

Part of our growth strategy may include diversifying into additional lines of business, forming one or more partnerships, entering into one or more joint ventures, or conducting one or more strategic acquisitions, which may require us to raise additional capital. We do not currently have binding agreements or understandings to acquire any other companies.

We intend to retain any future earnings to pay our debts, finance the operation and expansion of our business and any necessary capital expenditures, and for general corporate purposes.

Off-Balance Sheet Arrangements

None.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our former management, including our former Chief Executive Officer and former Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our former Chief Executive Officer and our former Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that all material information required to be disclosed in this Quarterly Report on Form 10-Q has been made known to them in a timely fashion.

Our former Chief Executive Officer and former Chief Financial Officer have also evaluated whether any change in our internal controls occurred during the last fiscal quarter and have concluded that there were no material changes in our internal controls or in other factors that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls.

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 2 – CHANGES IN SECURITIES

(a)	None.

(b)	None.

(c)	None.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

(a)	None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

(a)	None.
(b)	None.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing

3.1	Amendment to Certificate of Designation After Issuance of Class or Series filed with the Nevada Secretary of State on April 24, 2008	Incorporated by reference to Blackhawk’s Current Report on Form 8-K filed on April 30, 2008.
3.2	Certificate of Correction filed with the Nevada Secretary of State on April 24, 2008	Incorporated by reference to Blackhawk’s Current Report on Form 8-K filed on April 30, 2008.
3.3	Certificate of Withdrawal of Certificate of Designation filed with the Nevada Secretary of State on April 24, 2008	Incorporated by reference to Blackhawk’s Current Report on Form 8-K filed on April 30, 2008.
3.4	Certificate of Designation filed with the Nevada Secretary of State on April 24, 2008	Incorporated by reference to Blackhawk’s Current Report on Form 8-K filed on April 30, 2008.
3.5	Amendment to Certificate of Designation After Issuance of Class or Series filed with the Nevada Secretary of State on April 24, 2008	Incorporated by reference to Blackhawk’s Current Report on Form 8-K filed on April 30, 2008.
10.1	Subscription Agreement dated as of April 24, 2008 by and among Terminus, Inc., The Blackhawk Fund, and the subscriber set forth on the signature pages thereto	Incorporated by reference to Blackhawk’s Current Report on Form 8-K filed on April 30, 2008.
10.2	Secured Promissory Note dated as of April 24, 2008	Incorporated by reference to Blackhawk’s Current Report on Form 8-K filed on April 30, 2008.
10.3	Stock Purchase Agreement dated April 24, 2008 by and among Terminus, Inc., The Blackhawk Fund, and Palomar Enterprises, Inc.	Incorporated by reference to Blackhawk’s Current Report on Form 8-K filed on April 30, 2008.
31.1	Certification of Frank Marshik pursuant to Rule 13a-14(a)	Filed herewith.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BLACKHAWK FUND

May 19, 2008	/s/ Frank Marshik
Frank Marshik
President
(Principal Executive Officer and Principal Accounting Officer)