Form 10-Q
period 2008-06-30
Blackhawk Fund
filed 2008-08-19
CIK 1096768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

___________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2008, 562,293,791 shares of our common stock were outstanding.

PART 1:  FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

THE BLACKHAWK FUND
BALANCE SHEET

	(unaudited)
	June 30,	December 31,
ASSETS	2008	2007
Cash	$13,824	2,381
Prepaid financing costs	24,118	24,533
Total current assets	37,942	26,914
Fixed Assets-net	--	5,055
Property - held-for-sale/prepaid financing costs	1,774,900	1,774,900
TOTAL ASSETS	$1,812,842	$1,806,869

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Accounts payable and accrued liabilities	$59,944	$4,240
Note Payable	812,504	22,000
Notes payable-related party	46,509	827,828
Total current liabilities	918,957	854,068
Long term liability
Note payable	1,936,000	1,936,000
Total Liabilities	2,854,957	2,790,068

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value:
Series A, authorized 500,000, 500,000 issued and outstanding	500	-
Series B, authorized 10,000,000, 10,000,000 issued and outstanding	10,000	10,000
Series C, authorized 20,000,000, 10,000,000 issued and outstanding	10,000	10,000

Common Stock,$0.001 par value, 4,000,000,000 shares authorized, 562,293,791 and 341,193,791 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	562,294	341,194
Common Stock B, $0.001 par value 150,000,000 authorized,
30,000,000 issued and outstanding	30,000	30,000
Additional Paid in Capital	36,585,416	36,252,318
Common Stock Subscribed	--	(223,862)
Retained Deficit	(38,240,325)	(37,402,849)

Total Stockholders’ Deficit	(1,042,115)	(983,199)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,812,842	$1,806,869

See accompanying notes to financial statements.

  THE BLACKHAWK FUND
STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2008 and 2007
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues	$4,565	173,150	19,765	274,928

Cost of Sales	--	180,131	--	234,231

Gross Profit	4,565	(7,181)	19,765	40,697

OPERATING EXPENSES

General & Administrative	34,156	11,027	171,746	169,976
Stock for Services	200	180,336	92,300	1,293,936
Interest Expense	548,778	33,013	593,195	83,021
Total Expenses	583,134	224,376	857,241	1,546,933

NET LOSS	$(578,569)	(231,557)	$(837,436)	(1,506,236)

Basic and Diluted Net Income (Loss) Per Common Share	$(0.00)	(0.00)	$(0.00)	(0.01)

Weighted Average Number of Shares Outstanding	562,293,791	201,007,864	520,582,621	143,516,136

See accompanying notes to financial statements.

THE BLACKHAWK FUND
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2008 and 2007
(unaudited)

	June 30,	June 30,
	2008	2007

Cash Flows From Operating Activities
Net Loss	$(837,436)	$(1,506,236)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:

Depreciation	505	--
Stock Issued for Services/option expense	92,300	1,293,936
Stock Issued for Interest Expense (Financing)	500,000	--
Changes in:
Other assets (increase)	415	--
Increase (Decrease) in Accounts Payable	55,704	411

Net cash used in operating activities	(188,552)	(211,889)

Cash Flows From Investing Activities:
Sale (Purchase) of Assets	4,550	(82,300)

Net cash provided by (used in) investing activities	4,550	(82,300)

Cash Flows From Financing Activities:
Bank Overdraft	--	8,601
Proceeds from stock subscriptions and option exercises	186,260	80,000
Payments on notes payable - related party	(37,324)	--
Proceeds from notes payable - related party	46,509	193,840

Net cash provided by financing activities	195,445	282,441

Net Change in Cash	11,443	(11,748)

Cash Beginning of Period	2,381	11,748

Cash End of Period	13,824	--

Supplemental disclosures:
Cash paid for:
Interest	$70,507	$59,680
Income Taxes	$-	$-

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

NOTE 2 - STOCK BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (FAS 123). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Effective January 1, 2006, the Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (FAS 123R) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock-based compensation expense recognized during the six months ended June 30, 2008 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of December 31, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

Beginning on January 1, 2006, any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R. During the six months ended June 30, 2008, the Company recorded stock based consulting expense of $92,300, as determined under FASB 123R.

NOTE 3 - PROPERTY - HELD FOR SALE/FIXED ASSETS

In late March 2006, the Company purchased a condominium located in Carlsbad, California for $625,083. The Company has renovated the condominium and intends to resell it, market conditions permitting. Since the Company has completed the renovations and intends to sell the condominium, it has been designated as “held-for-sale.” Therefore, it will be carried at the lower cost or fair value (net of expected sales costs) and will not be depreciated. Major improvements and renovations have been capitalized.

In June of 2006, the Company entered into a joint venture agreement to renovate and then sell a residential home located in Oceanside, California. The Company is a 50% joint venture partner, but has the right to exercise control. The Company was 100% responsible for improvement costs, with these costs to be reimbursed upon sale and any remaining profits to be split 50/50. The Company has valued the house at the original value of the liability assumed of $1,000,000. The intention on this property is identical to that described above under the description related to “held for sale” and depreciation applies. The Company has capitalized improvements on this property of $149,817.

THE BLACKHAWK FUND
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 3 - PROPERTY - HELD FOR SALE/FIXED ASSETS (continued)

The Company had previously capitalized and depreciated computer equipment with a cost of $6,065. The equipment was assigned to the former controlling stockholder of the Company and is no longer carried as an asset.

NOTE 4 - COMMON STOCK

During the six month period ended June 30, 2008, the Company issued 221,100,000 shares of common stock under its stock option plan resulting in an expense of $92,300 and cash received of $186,260.

NOTE 5 - PREFERRED STOCK

Series A Preferred Stock

On April 24, 2008, the Company withdrew its certificate of designation establishing the Company’s Series A Preferred Stock and filed a new certificate of designation for 500,000 shares of Series A Preferred Stock, par value $0.001 per share. Anytime after October 24, 2008, the Series A Preferred Stock is convertible based upon the average of the per shares market value of the Company’s common stock during the 20 trading days immediately preceding a conversion date. In addition, upon the consummation of a bona fide sale third party sale by the Company of its securities resulting in gross proceeds of at least $1,000,000, the Series A Preferred Stock will automatically convert into the securities being sold in such offering. The Series A Preferred Stock has no voting rights, dividend rights, liquidation preference, redemption rights, or preemptive rights.

On April 24, 2008, the Company issued 500,000 shares of the newly designated Series A Preferred Stock as part of a financing transaction. See Note 6. The Company has valued the convertible shares using the Black-Scholes model and has recognized a financing expense equivalent to the stated value of the Series A Preferred Stock of $500,000.

Series B Preferred Stock

On April 24, 2008, the Company amended the certificate of designation establishing the Company’s Series B Preferred Stock. Pursuant to this amendment, the Company’s Series B Preferred Stock now contains on limitation on conversions such that no holder of Series B Preferred Stock can convert such shares into the Company’s common stock if such conversion would result in the holder owning in excess of 4.99% of the Company’s issued and outstanding common stock.

Series C Preferred Stock

On April 24, 2008, the Company amended the certificate of designation for its Series C Preferred Stock. Pursuant to the Amendment, on all matters submitted to a vote of the holders of the common stock, including, without limitation, the election of directors, a holder of shares of the Series C Preferred Stock shall be entitled to the number of votes on such matters equal to the product of (a) the number of shares of the Series C Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Company’s common stock, on a fully-diluted basis, as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.0000002.

THE BLACKHAWK FUND
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 6 - NOTES PAYABLE/MORTGAGES PAYABLE

In conjunction with the purchase of the condominium described in Note 3 above, the Company executed a 30-year adjustable rate promissory note for $496,000. The initial interest rate on the note is 7.875%. Pursuant to the terms of the note, the Company is required to make interest-only payments for the first 10 years (first 120 payments). The initial monthly payments were $3,225 and have since been reduced to $2,273. The note payable is personally guaranteed by the Company’s former president.

In conjunction with the joint venture property described in Note 3 above, the Company refinanced this note in July 2007 and assumed a 50% interest and corresponding promissory note debt of $1,440,000. Terms indicate that the first note is for $1,120,000 over 30 years, with interest only payments required for the first 10 years. The second note is carried for $320,000 with interest at 9.875% over 30 years, with interest only payments required for the first 10 years. Monthly amounts are presently $9,983. Both of the above notes are classified as long term notes payable.

On April 24, 2008, a note payable for $19,000 to a vendor was assumed by Angel Acquisition Corp., the former holder of the Company’s Series C Preferred Stock.

On April 24, 2008, the Company issued, and the formerly related party accepted, a subordinated secured non-recourse note in the principal amount of $841,828, due October 24, 2008. The current balance on this note is $812,504. See Note 7.

On April 24, 2008, the Company and Terminus, Inc., as co-issuers, issued and sold to a single accredited investor: (i) a $550,000 12% secured promissory note and (ii) 500,000 shares of the Company’s Series A Preferred Stock. To secure payment of the note, Terminus pledged the 10,000,000 shares of the Company’s Series C Preferred Stock. The Company is considered a guarantor of the note, and accordingly, has treated the note as a contingent liability.

NOTE 7 - RELATED PARTY TRANSACTIONS

At March 31, 2008, the Company was indebted to a formerly related party for $801,616. Interest had been imputed at 6% per year. On April 24, 2008, the Company issued, and the formerly related party accepted, a subordinated secured non-recourse note in the principal amount of $841,828, due October 24, 2008. The note is secured by the real estate described in Note 3 above, but is subordinated to the notes described above. The lender’s recovery for default on payment of this note is limited to limited solely to the real estate described above. The current balance on this note is $812,504.

During the six months ended June 30, 2008, the Company made payments totaling $65,000 to entities controlled by the former CEO and former CFO for consulting services.

During the six months ended June 30, 2008, Terminus, Inc., the holder of the Company’s Series C Preferred Stock, has loaned approximately $45,600 to the Company. This loan is repayable upon demand.

NOTE 8 - GOING CONCERN

The Company has incurred significant losses, has a negative capital, and negative current ratio. These factors, among others, indicate that the Company may not be able to continue as a going concern. No adjustments have been made to the carrying value of assets and liabilities should the company not continue as a going concern.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

General

The Blackhawk Fund acquires and redevelops residential and commercial real estate for investment. Once we acquire a property, we redevelop and refurbish the properties, seeking to enhance the value of the properties. Once a property is refurbished, we seek to generate revenue by rental of the property, and we also seek to resell the properties if market conditions permit. We currently hold two properties in our real estate portfolio.

Historically, we have also operated a media and television production division. In this division, we have sought to manage and implement proprietary media properties, including cable television shows, infomercials, online video magazines, and DVDs. However, as discussed below, management has determined that the ongoing media and television production operations are not viable, and accordingly has determined to discontinue the media and television production operations.

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

On August 19, 2008, the board of directors reduced the number of authorized directors from three (3) to one (1). Concurrently therewith, Terry Ross resigned as a director. Mr. Ross’ resignation was not due to any disagreements with The Blackhawk Fund on matters relating to its operations, policies, and practices.

Plan of Operation

Our new management determined that our company has incurred operating and net losses in each of the last two fiscal years, had a working capital deficit as of the end of the latest fiscal year and as of the latest fiscal quarter, and has a large accumulated deficit. Accordingly, new management has commenced an analysis of each of our two business lines to determine the viability of each line during the second and third quarters of 2008. Within each line of business, management has evaluated and is evaluating historical and projected costs in running the line, existing and potential revenue streams, and the availability of additional capital for expansion of the business line. In particular, with respect to the real estate business, management is evaluating our current real estate portfolio in light of current market conditions, both in the real estate markets and the credit markets. Upon completion of the analysis, management will determine whether to seek to expand the business line or to discontinue or divest of the division.

As of the date of this report, management has determined that, based on its analysis of the foregoing factors, the media and television production operations are not viable. Accordingly, management has determined to discontinue the media and television production operations. Management is continuing the evaluation of our real estate business, the existing real estate portfolio valuations, the existing and potential rental possibilities, the current market values, and the existing financing arrangements. In addition, in light of the distress in the real estate markets, management is looking at potential real estate acquisition opportunities that, if consummated, would increase and diversify our real estate portfolio. Management is also considering diversifying into additional lines of business. In all cases, management may seek to form one or more partnerships, enter into one or more joint ventures, or conduct one or more strategic acquisitions.

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

Results of Operations

Basis of Presentation

The following table sets forth, for the periods indicated, certain unaudited selected financial data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues	$4,565	$173,150	$19,765	$274,928
Costs of Sales	--	180,131	--	234,231
General and administrative	34,156	11,027	171,746	169,976
Stock for services	200	180,336	92,300	1,293,936
Interest Expense	548,778	33,013	593,195	83,021

Operating income (loss)	$(578,569)	$(231,557)	$(837,436)	$(1,506,236)

Comparison of the three months ended June 30, 2008 and 2007

Net sales.  Our revenues were $4,565 for the three months ended June 30, 2008, as compared to $173,150 for the three months ended June 30, 2007. This decrease resulted from lower demand for our media products and services which resulted in our decision to cease our media operations. The decrease also resulted from a lack of sales of any real estate properties held for development. Our revenues were generated from rental income from our real estate properties.

Cost of Sales. Our costs of sales were $0 for the three months ended June 30, 2008, as compared to $180,131 for the three months ended June 30, 2007, all of which resulted from our media operations.

General and administrative. General and administrative expenses increased to $34,156 for the three months ended June 30, 2008 from $11,027 for the three months ended June 30, 2007.

Stock/Options for Services. Expenses resulting from the issuance of our common stock and options to purchase our common stock decreased to $200 for the first three months ended June 30, 2008 from $180,336 for the comparable period in the prior fiscal year. This decrease resulted from a significant reduction in shares and options issued for services in the second quarter of 2008 as compared to the second quarter of 2007.

Interest. Interest expense decreased to $548,778 for the three months ended June 30, 2008 from $33,013 for the three months ended June 30, 2007. This increase resulted primarily from the issuance of 500,000 shares of Series A Preferred Stock, valued at $500,000, in connection with our change of control financing.

Net loss. We incurred an operating loss of $578,569 for the three months ended June 30, 2008, compared to a net loss of $231,557 for the three months ended June 30, 2007. The increase in net loss resulted primarily from the issuance of 500,000 shares of Series A Preferred Stock, valued at $500,000, in connection with our change of control financing, which was offset by a significant reduction in shares and options issued for services in the second quarter of 2008 as compared to the second quarter of 2007.

Comparison of the six months ended June 30, 2008 and 2007

Net sales.  Our revenues were $19,765 for the three months ended June 30, 2008, as compared to $274,928 for the three months ended June 30, 2007. This decrease resulted from lower demand for our media products and services which resulted in our decision to cease our media operations. The decrease also resulted from a lack of sales of any real estate properties held for development. Our revenues were generated from rental income from our real estate properties and revenues from our former media operations.

Cost of Sales. Costs of sales were $0 for the six months ended June 30, 2008, as compared to $234,231 for the three months ended June 30, 2007, all of which resulted from our media operations.

General and administrative. General and administrative expenses increased to $171,746 for the six months ended June 30, 2008 from $169,976 for the six months ended June 30, 2007.

Stock/Options for Services. Expenses resulting from the issuance of our common stock and options to purchase our common stock decreased to $92,300 for the first six months ended June 30, 2008 from $1,293,936 for the comparable period in the prior fiscal year. This decrease resulted from a significant reduction in shares and options issued for services in the first two quarters of 2008 as compared to the first two quarters of 2007.

Interest. Interest expense increased to $593,195 for the six months ended June 30, 2008 from $83,021 for the six months ended June 30, 2007. This increase resulted primarily from the issuance of 500,000 shares of Series A Preferred Stock, valued at $500,000, in connection with our change of control financing.

Net loss. We incurred an operating loss of $837,436 for the six months ended June 30, 2008, compared to a net loss of $1,506,236 for the six months ended June 30, 2007. The reduction in net loss resulted primarily from a significant reduction in shares and options issued for services in the first two quarters of 2008 as compared to the first two quarters of 2007. The reduction was offset by the issuance of 500,000 shares of Series A Preferred Stock, valued at $500,000, in connection with our change of control financing

Liquidity and Capital Resources

We have financed our operations, debt service, and capital requirements through cash flows generated from operations and through issuance of debt and equity securities. Our working capital deficit at June 30, 2008 was $881,015, and we had cash of $13,824 as of June 30, 2008.

We used $188,552 of net cash in operating activities for the six months ended June 30, 2008, compared to using $211,889 in the six months ended June 30, 2007. The net loss of $837,436 was offset by non-cash expenses of $505 in depreciation and amortization, $92,300 of stock and options issued for services, $500,000 of stock issued for interest in connection with the change in control financing, an increase of $55,704 in accounts payable, and an increase of $415 in other assets.

We generated $4,550 net cash flows from investing activities for the six months ended June 30, 2008, whereas we used $82,300 in net cash flows from investing activities for the six months ended June 30, 2007. The cash flow generated from investing activities related to the disposition of certain equipment.

Net cash flows provided by financing activities were $195,445 for the six months ended June 30, 2008, compared to net cash flows provided by financing activities of $282,441 for the six months ended June 30, 2007. This increase in net cash provided by financing activities is due to proceeds from the exercise of stock options and receipt of stock subscriptions of $186,260 and proceeds from related party notes payable of $46,509. These cash flows were offset by repayment of $37,324 of related party debt.

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

Off-Balance Sheet Arrangements

On April 24, 2008, the Company and Terminus, Inc., as co-issuers, issued and sold to a single accredited investor: (i) a $550,000 12% secured promissory note and (ii) 500,000 shares of the Company’s Series A Preferred Stock. To secure payment of the note, Terminus pledged the 10,000,000 shares of the Company’s Series C Preferred Stock. The Company is considered a guarantor of the note, and accordingly, has treated the note as a contingent liability. In the event that Terminus defaults on the note, the Company will become unconditionally liable for repayment of all principal and interest then due under the note and will incur an expense for the full amount of all such principal and interest. The purpose of the Company’s guarantee of the note was to facilitate the change in control transaction.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 - CONTROLS AND PROCEDURES

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - CHANGES IN SECURITIES

(a)	See our current report on Form 8-K filed April 30, 2008 with the SEC.

(b)	None.

(c)	None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

(a)	None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 6, 2008, stockholders holding a majority of the voting power of Blackhawk took action by written consent to amend and restate Blackhawk’s articles of incorporation to effectuate the following: (i) reduce the minimum number of authorized directors from two (2) to one (1); (ii) grant authority to the board of directors to effectuate a stock split or reverse stock split without stockholder approval; (iii) elect not to be governed by certain provisions pertaining to “resident domestic corporations” under the Nevada Revised Statutes; and (iv) elect not to be governed by certain provisions relating to “issuing corporations” under the Nevada Revised Statutes. These stockholders also took action by written consent to adopt a resolution authorizing the board of directors to further amend Blackhawk’s articles of incorporation to change the name of the company to a name to be determined by the board of directors in its sole discretion. The amendment to the articles of incorporation became effective on August 19, 2008. See Blackhawk’s Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on July 21, 2008 for additional information.

ITEM 5 - OTHER INFORMATION

(a)
On April 24, 2008, the Company issued a subordinated secured non-recourse note in the principal amount of $841,828, due October 24, 2008, to a formerly related party to satisfy a demand loan payable. The note is secured by certain real estate owned by Blackhawk, but is subordinated to senior loans secured by the real property. The lender’s recovery for default on payment of this note is limited to limited solely to the real estate securing the note.

On August 19, 2008, the board of directors reduced the number of authorized directors from three (3) to one (1). Concurrently therewith, Terry Ross resigned as a director. Mr. Ross’ resignation was not due to any disagreements with The Blackhawk Fund on matters relating to its operations, policies, and practices.

(b)	None.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation	Filed herewith.
10.1	Subordinated Secured Non-Recourse Promissory Note	Filed herewith.
31.1	Certification of Frank Marshik pursuant to Rule 13a-14(a)	Filed herewith.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Sec. 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BLACKHAWK FUND

August 19, 2008	/s/ Frank Marshik
Frank Marshik
President
(Principal Executive Officer and Principal Accounting Officer)