Form 10-Q
period 2008-09-30
Blackhawk Fund
filed 2008-11-13
CIK 1096768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 13, 2008, 562,293,791 shares of our common stock were outstanding.

ITEM 1 – CONDENSED FINANCIAL STATEMENTS

THE BLACKHAWK FUND
BALANCE SHEET

	(unaudited)
	September 30,	December 31,
	2008	2007
ASSETS
Cash	$2,343	2,381
Prepaid financing costs	23,911	24,533
Total current assets	26,254	26,914
Fixed Assets-net	—	5,055
Property - held-for-sale/prepaid financing costs	1,774,900	1,774,900
TOTAL ASSETS	$1,801,154	$1,806,869

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Accounts payable and accrued liabilities	$94,090	$4,240
Note Payable	843,199	22,000
Notes payable-related party	47,876	827,828
Total current liabilities	985,165	854,068
Long term liability
Note payable	1,936,000	1,936,000
Total Liabilities	2,921,165	2,790,068

Commitments and contingencies	—	—

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value:
Series A, authorized 500,000, 500,000 issued and outstanding	500	—
Series B, authorized 10,000,000, 10,000,000 issued and outstanding	10,000	10,000
Series C, authorized 20,000,000, 10,000,000 issued and outstanding	10,000	10,000

Common Stock,$0.001 par value, 4,000,000,000 shares authorized, 562,293,791 and 341,193,791 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	562,294	341,194
Common Stock B, $0.001 par value 150,000,000 authorized, 30,000,000 issued and outstanding	30,000	30,000
Additional Paid in Capital	36,585,416	36,252,318
Common Stock Subscribed	—	(223,862)
Retained Deficit	(38,318,221)	(37,402,849)

Total Stockholders’ Deficit	(1,120,011)	(983,199)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,801,154	$1,806,869

See accompanying notes to financial statements.

  THE BLACKHAWK FUND
STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2008 and 2007
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues	$6,000	38,145	25,765	313,073

Cost of Sales	—	17,072	—	251,303

Gross Profit	6,000	21,073	25,765	61,770

OPERATING EXPENSES

General & Administrative	32,851	525,705	204,597	695,681
Stock for Services	—	28,900	92,300	1,322,836
Interest Expense	51,045	43,975	644,240	126,996
Total Expenses	83,896	224,376	941,137	2,145,513

NET LOSS	$(77,896)	(577,507)	$(915,372)	(2,083,743)

Basic and Diluted Net Income (Loss) Per Common Share	$(0.00)	(0.00)	$(0.00)	(0.01)

Weighted Average Number of Shares Outstanding	562,293,791	219,960,457	488,593,791	160,980,728

See accompanying notes to financial statements.

THE BLACKHAWK FUND
STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2008 and 2007
(unaudited)

	September 30,	September 30,
	2008	2007

Cash Flows From Operating Activities
Net Loss	$(915.372)	$(2,083,743)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	505	505
Stock Issued for Services/option expense	92,300	1,322,836
Stock Issued for Interest Expense (Financing)	500,000	—
Changes in:
Other assets (increase)	642	(45,648)
Increase (Decrease) in Accounts Payable	89,850	103,031

Net cash used in operating activities	(232,075)	(703,019)

Cash Flows From Investing Activities:
Sale (Purchase) of Assets	4,550	(88,365)

Net cash provided by (used in) investing activities	4,550	(88,365)

Cash Flows From Financing Activities:
Proceeds from stock issuances/subscriptions	186,260	182,566
Proceeds from stock sales	—	10,000
Payments on notes payable - related party	(37,324)	—
Proceeds from notes payable - related party	78,551	607,296

Net cash provided by financing activities	227,487	799,862

Net Change in Cash	(38)	8,478

Cash Beginning of Period	2,381	11,748

Cash End of Period	2,343	20,226

Supplemental disclosures:
Cash paid for:
Interest	$99,549	$91,812
Income Taxes	$—	$—

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

NOTE 2 - STOCK BASED COMPENSATION

Prior to January 1, 2006 we accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (FAS 123). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Effective January 1, 2006, the Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (FAS 123R) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of FAS 123R, stock-based compensation expense recognized during the nine months ended September 30, 2008 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of December 31, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

Beginning on January 1, 2006, any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.

During the nine months ended September 30, 2008 the Company recorded stock based consulting expense of $92,300, as determined under FASB 123R..

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

In June of 2006, the Company entered into a joint venture agreement to renovate and then sell a residential home located in Oceanside, California. The Company is a 50% joint venture partner, but has the right to exercise control. The Company is 100% responsible for improvement costs, with these costs to be reimbursed upon sale and any remaining profits split 50/50. The Company has valued the house at the original value of the liability assumed of $1,000,000. As the intention on this property is identical described above the description related to "held for sale" no depreciation applies. The Company has capitalized improvements on this property of $149,817.

NOTE 4 - COMMON STOCK

During the nine months ended September 30, 2008, the company issued 221,100,000 shares of common stock under its stock option plan resulting in an expense of $92,300 and cash received $186,260.

NOTE 5-PREFERRED STOCK

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

NOTE 6 – NOTES PAYABLE/MORTGAGES PAYABLE

In conjunction with the purchase of the condominium described in Note 3 above, the Company executed a 30-year adjustable rate promissory note for $496,000. The initial interest rate on the note is 7.875%. Pursuant to the terms of the note, the Company is required to make interest-only payments for the first 10 years (first 120 payments). The initial monthly payments were $3,225 and have since been reduced to $2,273. The note payable is personally guaranteed by the Company’s former president. The note payable is personally guaranteed by the Company’s president. This note is arrears at September 30, 2008.

In conjunction with the joint venture property described in Note 3 above, the Company refinanced this note in July 2007 and assumed a 50% interest and corresponding promissory note debt of $1,440,000. Terms indicate that the first note is for $1,120,000 over 30 years, with interest only payments required for the first 10 years. The second note is carried for $320,000 with interest at 9.875% over 30 years, with interest only payments required for the first 10 years. Monthly amounts are presently $9,983. Both of the above notes are classified as long term notes payable. This amount is in arrears at September 30, 2008.

On April 24, 2008, the Company issued, and the formerly related party accepted, a subordinated secured non-recourse note in the principal amount of $841,828, due December 31, 2008. The current balance on this note is $843,199. See Note 8.

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

NOTE 7- CONTINGENT LIABILITY

On April 24, 2008, the Company and Terminus, Inc. as co-issuers, issued and sold to a single accredited investor (1) a $550,000 12% secured promissory note and (2) 500,000 shares of the Company’s Series A Preferred Stock. To secure payment of the note Terminus pledged the 10,000,000 shares of the company’s Series C Preferred Stock. The Company is considered a guarantor of the note, and accordingly, has treated the note as a contingent liability.

NOTE 8-RELATED PARTY TRANSACTIONS

At March 31, 2008, the Company was indebted to a formerly related party for $801,616. Interest had been imputed at 6% per year. On April 24, 2008, the Company issued, and the formerly related party accepted, a subordinated secured non-recourse note in the principal amount of $841,828, due October 24, 2008. The note is secured by the real estate described in Note 3 above, but is subordinated to the notes described above. The lender’s recovery for default on payment of this note is limited to limited solely to the real estate described above. The current balance on this note is $843,199.

At September 30, 2008, Terminus, Inc. the holder of the Company’s Series C Preferred Stock, has loaned the company approximately $45,596. The loan is payable upon demand with interest at 12%. Interest added to this loan is $2,280 at September 30, 2008.

During the nine months ended September 30, 2008, the Company made payments totaling $65,000 to entities controlled by the former CEO and CFO for consulting services.

NOTE 9-GOING CONCERN

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

Results of Operations

Basis of Presentation

The following table sets forth, for the periods indicated, certain unaudited selected financial data:

	Three Months Ended		None Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$6,000	$38,145	$25,765	$313,073
Costs of Sales	—	17,072	—	251,303
General and administrative	32,851	525,705	204,597	695,681
Stock for services	—	28,900	92,300	1,322,836
Interest Expense	51,045	43,975	644,240	126,996

Operating income (loss)	$(77,896)	$(577,507)	$(915,372)	$(2,083,743)

Comparison of the three months ended September 30, 2008 and 2007

Net sales.  Our revenues were $6,000 for the three months ended September 30, 2008, as compared to $38,145 for the three months ended September 30, 2007. This decrease resulted from lower demand for our media products and services which resulted in our decision to cease our media operations. The decrease also resulted from a lack of sales of any real estate properties held for development. Our revenues were generated from rental income from our real estate properties.

Cost of Sales. Our costs of sales were $0 for the three months ended September 30, 2008, as compared to $17,072 for the three months ended September 30, 2007, all of which resulted from our media operations.

General and administrative. General and administrative expenses increased to $32,851 for the three months ended September 30, 2008 from $525,705 for the three months ended September 30, 2007.

Stock/Options for Services. Expenses resulting from the issuance of our common stock and options to purchase our common stock decreased to $0 for the first three months ended September 30, 2008 from $28,900 for the comparable period in the prior fiscal year. This decrease resulted from a significant reduction in shares and options issued for services in the third quarter of 2008 as compared to the third quarter of 2007.

Interest. Interest expense increased to $51,045 for the three months ended September 30, 2008 from $43,975 for the three months ended September 30, 2007. This increase resulted primarily from the issuance of 500,000 shares of Series A Preferred Stock, valued at $500,000, in connection with our change of control financing.

Net loss. We incurred an operating loss of $77,896 for the three months ended September 30, 2008, compared to a net loss of $577,507 for the three months ended September 30,2007. The decrease in net loss resulted primarily from the decrease in expenses associated with cessation of media department.

Comparison of the nine months ended September 30, 2008 and 2007

Net sales.  Our revenues were $25,765 for the nine months ended September 30, 2008, as compared to $313,073 for the nine months ended September 30, 2007. This decrease resulted from lower demand for our media products and services which resulted in our decision to cease our media operations. The decrease also resulted from a lack of sales of any real estate properties held for development. Our revenues were generated from rental income from our real estate properties and revenues from our former media operations.

Cost of Sales. Costs of sales were $0 for the nine months ended September 30, 2008, as compared to $251,303 for the nine months ended September 30, 2007, all of which resulted from our media operations.

General and administrative. General and administrative expenses decreased to $204,597 for the nine months ended September 30, 2008 from $695,681 for the nine months ended September 30, 2007.

Stock/Options for Services. Expenses resulting from the issuance of our common stock and options to purchase our common stock decreased to $92,300 for the first nine months ended September 30, 2008 from $1,322,836 for the comparable period in the prior fiscal year. This decrease resulted from a significant reduction in shares and options issued for services in the first three quarters of 2008 as compared to the first three quarters of 2007.

Interest. Interest expense increased to $644,240 for the nine months ended September 30, 2008 from $126,996 for the nine months ended September 30, 2007. This increase resulted primarily from the issuance of 500,000 shares of Series A Preferred Stock, valued at $500,000, in connection with our change of control financing.

Net loss. We incurred an operating loss of $915,372 for the nine months ended September 30, 2008, compared to a net loss of $2,083,743 for the nine months ended September 30, 2007. The reduction in net loss resulted primarily from a significant reduction in shares and options issued for services in the first three quarters of 2008 as compared to the first three quarters of 2007. The reduction was offset by the issuance of 500,000 shares of Series A Preferred Stock, valued at $500,000, in connection with our change of control financing

Liquidity and Capital Resources

We have financed our operations, debt service, and capital requirements through cash flows generated from operations and through issuance of debt and equity securities. Our working capital deficit at September 30, 2008 was $958,911, and we had cash of $2,343 as of September 30, 2008.

We used $232,075 of net cash in operating activities for the nine months ended September 30, 2008, compared to using $703,019 in the nine months ended September 30, 2007. The net loss of $915,372 was offset by non-cash expenses of $505 in depreciation and amortization, $92,300 of stock and options issued for services, $500,000 of stock issued for interest in connection with the change in control financing, an increase of $89,850 in accounts payable, and an increase of $640 in other assets.

We generated $4,550 net cash flows from investing activities for the nine months ended September 30, 2008, whereas we used $88,365 in net cash flows from investing activities for the nine months ended September 30, 2007. The cash flow generated from investing activities related to the disposition of certain equipment.

Net cash flows provided by financing activities were $227,487 for the nine months ended September 30, 2008, compared to net cash flows provided by financing activities of $799,862 for the nine months ended September 30, 2007. This increase in net cash provided by financing activities is due to proceeds from the exercise of stock options and receipt of stock subscriptions of $186,260 and proceeds from related party notes payable of $78,551. These cash flows were offset by repayment of $37,324 of related party debt.

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

(b)	None.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing
31.1	Certification of Frank Marshik pursuant to Rule 13a-14(a)	Filed herewith.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant o 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BLACKHAWK FUND

November 13, 2008	/s/ Frank Marshik
Frank Marshik
President
(Principal Executive Officer and Principal Accounting Officer)