Form 10-K
period 2008-12-31
Blackhawk Fund
filed 2009-04-15
CIK 1096768

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 000-49672

THE BLACKHAWK FUND
 (Name of small business issuer as specified in its charter)

Nevada	88-0408213
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1802 N. Carson Street, Suite 212-3018 Carson City, NV 89701 (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (775) 887-0670
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.001 par value
___________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes No ☒

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy ir information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter ☐	Accelerated filter ☐
Non-accelerated filter ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No ☒

As of March 31, 2009, 563,293,791 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference:      None.

EXPLANATORY NOTE

This annual report on Form 10-K does not contain all of the information required to be disclosed under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.  In particular, this annual report does not contain the financial statements required by Article 8 of Regulation S-X; management’s discussion and analysis required by Item 303 of Regulation S-K; disclosure controls and procedures required by Item 307 of Regulation S-K; internal control over financial reporting required by Item 308 of Regulation S-K, principal accounting fees and services required by Item 9(e) of Schedule 14A and certifications required under Rule 13a-14 of the Securities Exchange Act of 1934, as amended, and Section 1350 of the Sarbanes-Oxley Act of 2002.  The company intends to file an amendment to this annual report on Form 10-K to provide the missing information once it becomes available.

PART I

The Blackhawk Fund, including all its subsidiaries, are collectively referred to herein as “The Blackhawk Fund,” “Blackhawk,” “the Company,” “us,” or “we”.

Item 1.  DESCRIPTION OF BUSINESS

General

We were incorporated in November 1998 in the state of Nevada as USA Telcom and subsequently changed our name in 2000 to USA Telcom Internationale. In 2004, we changed our name to ZannWell, Inc. and, in 2005, we changed our name to Blackhawk Fund.

Our executive offices are located at 1802 N. Carson Street, Suite 212-3018. Our telephone number is (775) 887-0670.

Changes in Control

2004

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

2008

On April 24, 2008, in connection with the consummation of the purchase and sale of our Series C Preferred Stock, we entered into a stock purchase agreement with Terminus, Inc. and Palomar Enterprises, Inc. whereby Terminus purchased 10,000,000 shares of our Series C Preferred Stock from Palomar Enterprises, Inc. Each share of Series C Preferred Stock was entitled to 100 votes per share. As of the date thereof, we had approximately 562,293,791 million shares of our common stock outstanding. As a result, the sale of the Series C Preferred Stock by Palomar to Terminus effectively transferred Palomar’s control of the company to Terminus, giving Terminus approximately 62% of all votes entitled to be cast in any matter requiring or permitting a vote of stockholders. The funds for the acquisition were obtained pursuant to the issuance of the $550,000 promissory note.  The sale of the shares of Series C Preferred Stock was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(1) of the Securities Act (under the so-called “4(1 ½) exemption” of the Securities Act).

On April 24, 2008, in connection with the stock purchase agreement described above, Steve Bonenberger resigned as our President and Chief Executive Officer, and Brent Fouch resigned as our Secretary and Chief Financial Officer. In connection therewith, the board of directors increased the number of authorized directors from two to three and appointed Frank Marshik to fill the newly created vacancy on the board. The board of directors then appointed Mr. Marshik as our President, Chief Financial Officer, and Secretary. Thereafter, Mr. Bonenberger and Mr. Fouch resigned as directors. Their resignations as directors were not based on any disagreement with us on any matter relating to our operations, policies or practices. Mr. Marshik, as the sole remaining director, appointed Terry Ross to fill one of the two vacancies resulting from these resignations.

Current Business Plan

The Blackhawk Fund acquires and redevelops residential and commercial real estate for investment.  Once we acquire a property, we redevelop and refurbish the properties, seeking to enhance the value of the properties.  Once a property is refurbished, we seek to generate revenue by rental of the property, and we also seek to resell the properties if market conditions permit.  We currently hold three properties in our real estate portfolio, although 2 of these properties are in the process of being distributed from our portfolio as discussed below under “Fiscal 2008 and First Quarter 2009 Developments.”

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

Upon completion of the change of control in April 2008 discussed above, our new management determined that our company has incurred operating and net losses in each of the last two fiscal years, had a working capital deficit as of the end of the latest fiscal year and as of the latest fiscal quarter, and has a large accumulated deficit. Accordingly, new management has commenced an analysis of each of our two business lines to determine the viability of each line during the second and third quarters of 2008. Within each line of business, management has evaluated and is evaluating historical and projected costs in running the line, existing and potential revenue streams, and the availability of additional capital for expansion of the business line. In particular, with respect to the real estate business, management is evaluating our current real estate portfolio in light of current market conditions, both in the real estate markets and the credit markets. Upon completion of the analysis, management will determine whether to seek to expand the business line or to discontinue or divest of the division.

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

Fiscal 2008 and First Quarter 2009 Developments

Distribution of Certain Real Property Held for Sale. In February 2009, we entered into settlement agreements with certain prior affiliated parties pursuant to which we transferred our condominium located in Carlsbad, CA and our residential property located in Oceanside, California.  We entered into a settlement agreement with Angel Acquisition Corp. under which Angel agreed to cancel and forgive a promissory note made by us in the aggregate principal amount of $841,828 in exchange for the Carlsbad condominium property.   This property also is subject to a $496,00 mortgage which is now the responsibility of Angel..  We also entered into a settlement agreement with Debbie Avey with whom we had previously entered into a joint venture in relation to the residential property in Oceanside, CA.  Pursuant to the agreement, Ms. Avey released us from any and all liability pursuant to the joint venture as well as any liability associated with the 2 mortgage notes on this property ($1,120,000 and $320,000) in exchange for the poperty.

Purchase of Land in Riverside County, City of Desert Hot Spring.  In December 2008, we purchased two parcels of undeveloped land in Riverside County, City of Desert Hot Springs for a purchase price of $1,000 promissory note.    The land approximates 3.5 acres.  This property is zoned for residential dwellings.  Management is determining whether to build finished lots or in the alternative to sell the land to a developer.  The property has not yet been entitled.

Change in Control and Management.  In April 2008, there was a change in control and in management of our company.  See “Changes in Control—2008” above

April 2008 Financing.  In April 2008, we, along with Terminus, Inc. as co-issuers, issued and sold to a single accredited investor: (i0 a $550,000 12% secured promissory note and (ii) 500,000 shares of our series A preferred stock.  To secure payment of the note, Terminus pledge the 10,000,000 shases of its series C preferred stock.

Employees

We currently employ 1 person.  None of our employees are represented by a labor union, and we have not entered into a collective bargaining agreement with any union.  We have not experienced any work stoppages and consider the relations with our employees to be good.

Item 1A.  RISK FACTORS AND CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B.  UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2.  PROPERTIES

We lease office space at 1802 N. Carson Street, Suite 212, Carson City, Nevada, 89701. Our Carson Street lease costs $100 per month and expired on December 31, 2008.   However, we currently occupy the office space on a month-to-month lease

The existing facilities are adequate for our current operations.  We anticipate that additional facilities may be leased or purchased as needed and that facilities that are adequate for our needs are readily available.

Item 3.   LEGAL PROCEEDINGS

We are not a party to material legal proceedings as of the date of this report.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Until January 3, 2005, our common stock was quoted on the OTC Bulletin Board under the symbol ZWLL.OB. On January 3, 2005, in connection with our name change and 1-800 reverse stock split, our symbol changed to BHWF.OB. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.  The following table shows the high and low bid prices for our common stock for each quarter since January 1, 2007 as reported by the OTC Bulletin Board.

We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of our stock.  Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2008 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$0.002	$0.001
Second quarter	0.001	0.001
Third quarter	0.00	0.10
Fourth quarter	0.00	0.00

2007 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$0.048	$0.015
Second quarter	0.019	0.009
Third quarter	0.015	0.008
Fourth quarter	0.015	0.0005

As of March 31, 2009 there were approximately 35 record holders of our common stock. This does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

We have not paid cash dividends since our inception and we do not contemplate paying dividends in the foreseeable future.

Shares eligible for future sale could depress the price of our common stock and lower the value of your investment.  Sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans.  The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2008:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)(2)	--	$--	612,611,979
Equity compensation plans not approved by security holders (3)	--	$--	50,000,000
Total	--	$--	652,611,979

(1)  Amended and Restated 2004 Stock Plan.  On June 15, 2004, our board of directors adopted (and further amended and restated on July 22, 2004 and December 6, 2004) our Amended and Restated 2004 Stock Plan.  The purpose of the 2004 Stock Plan is to provide incentives to attract, retain and  motivate  eligible  persons  whose  present and potential contributions are important to the success of The Blackhawk Fund and our subsidiaries, by offering them  an  opportunity to participate in our future performance through awards of options,  restricted  stock  and  stock  bonuses The maximum aggregate number of shares of common stock that may be issued and sold under all awards granted under the plan is 207,500,000 shares, and as of December 31, 2008, we have issued 207,500,000 shares under the plan, and there are no options outstanding under this plan.

(2)  2005 Stock Plans.  On February 25, 2005, our board of directors adopted our 2005 Stock Plans (consisting of tEmployee Stock Incentive Plan and the Non-Employee Directors and Consultants Retainer Stock Plan).  The purpose of the 2005 Stock Plans is to provide incentives to attract, retain and  motivate  eligible  persons  whose  present and potential contributions are important to the success of The Blackhawk Fund and our subsidiaries, by offering them  an  opportunity to participate in our future performance through awards of options,  restricted  stock  and  stock  bonuses.   The maximum aggregate number of shares of common stock that may be issued and sold under all awards granted under the 2005 Stock Plans is 975,000,000 shares, and as of December 31, 2008, we have issued 362.388,021 shares under the plan, and there are no options outstanding under these plans.

(3)  2007 Stock Incentive Plan. On June 7, 2007, our board of directors adopted our 2007 Stock Incentive Plan.  The purpose of the plan is intended to secure for the Company and its Affiliates the benefits arising from ownership of the Company's Common Stock by the Employees, Officers, Directors and Consultants of the Company and its Affiliates, all of whom are and will be responsible for the Company's future growth. The Plan is designed to help attract and retain for the Company and its Affiliates personnel of superior ability for positions of exceptional responsibility, to reward Employees, Officers, Directors and Consultants for their services and to motivate such individuals through added incentives to further contribute to the success of the Company and its Affiliates  The maximum aggregate number of shares of common stock that may be issued and sold under all awards granted under the plan is 250,000,000 shares, and as of December 31, 2008, we have issued 200,000,000 shares under the plan, and there are no options outstanding under this plan.

Recent Sales of Unregistered Securities

None.

Item 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We will file an amendment to this annual report to provide management’s discussion and analysis as required by Item 303 of Regulation S-K.

Item 8.  FINANCIAL STATEMENTS

We will file an amendment to this annual report to provide the financial statements as required by Article 8 of Regulation S-X.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

We will file an amendment to this annual report to provide controls and procedures as required by Items 307 of Regulation S-K and 308 of Regulation S-K.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is certain information concerning our directors and executive officers:

Name	Age	Position
Francis X. Marshik	82	President, Chief Executive Officer, Treasurer and director

Francis X. Marshik has served as President, Chief Executive Officer, Treasurer and director since April 24, 2008.  Mr. Marshik retired in 1986 from M.W. Kellogg, an engineering, construction and fabrication company, where he served as its Senior Vice President of Global Business Development since 1980.  From 1974 to 1980, Mr. Marshik was Commercial Vice President of M.W. Kellogg in London, and from 1968 to 1972, he was the head of the Far East as General Manager of Japan.  From 1950 to 1966, Mr. Marshik held various positions at C.F. Braun, an engineering company.  He received a Bachelor of Science from Oregon State University.  Mr. Marshik has served as a director of Hemiwedge Industries, Inc., a publicly traded company on the OTC Bulletin Board since 2002.

Director Independence

    Our board of directors has determined that currently none of it members  qualify as “independent” as the term is used in Item 407 of Regulation S-B as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. - Marketplace Rule 4200.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past five years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•	had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

•
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

▪	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

▪	Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications made by us;

▪	Compliance with applicable governmental laws, rules and regulations;

▪	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

▪	Accountability for adherence to the code.

A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions is filed as an exhibit to our Form 10-KSB for the fiscal year end December 31, 2006.

We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 1802 N. Carson Street, Suite 212, Carson City, Nevada, 89701.

AUDIT COMMITTEE

The entire board of directors acts as our audit committee. We do not have an audit committee financial expert serving on our audit committee at this time. We propose to expand our board of directors in the near future to include a financial expert.

Communications with the Board of Directors

Stockholders can send communications to the Board of Directors by sending a certified or registered letter to the Chairman of the Board, care of the Secretary, at our main business address set forth above.  Communications that are threatening, illegal, or similarly inappropriate, and advertisements, solicitations for periodical or other subscriptions, and other similar communications will generally not be forwarded to the Chairman.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to the Chief Executive Officer and our other executive officers for services rendered during the fiscal years ended December 31, 2008, 2007 and 2006.

Summary Compensation Table

				Stock	Option	All Other
Name and Position	Year	Salary	Bonus	Awards ($)	Awards ($)	Compensation	Total ($)
Francis X. Marshiik	2008	$0	--	--	--	--	$0
President	2007	N/A	N/A	N/A	N/A	N/A	N/A
Chief Executive Officer, Treasurer and Director	2006	N/A	N/A	N/A	N/A	N/A	N/A
(since April 24, 2008)

Steve Bonenberger	2008	$37,500	--	--	--	--	$37,500
President, Chief Executive Officer and Director	2007	$165,000	--	--	--	--	$165,000
(until April 24, 2008	2006	$90,000	--	--	--	--	$90,000

Brent Fouch	2008	$37,500	--	--	--	--	$37,500
Executive Vice President	2007	$150,000	--	--	--	--	$150,000
Treasurer and Director	2006	$90,000	--	--	--	--	$90,000
(until April 24, 2008)

Outstanding Equity Awards

There were no outstanding equity awards, unexercised options, unvested stock, or equity incentive plan awards as of December 31, 2008 for any of the executive officers named in the Summary Compensation Table above.

Potential Payments upon Termination

None

Compensation of Directors

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2008, all of the  Section 16(a) reports required to be filed by our executive officers, directors, and greater-than-10% stockholders were filed on a timely basis, except that our controlling stockholder failed to file a Form 3 in connection with its purchase of the series C preferred stock.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2009 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from March 31, 2009, and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from March 31, 2009.

Amount and Nature of Beneficial Ownership
Name And Address (1)	Number Of Common Shares Beneficially Owned		Percentage Owned (2)	Number Of Series B Preferred Shares Beneficially Owned	Percentage Owned (2)	Number Of Series C Preferred Shares Beneficially Owned		Percentage Owned (2)	Percentage of Total Voting Power (3)

Terminus, Inc.	—		*	—	*	10,000,000	(5)	100%	89.95%
Angel Acquisition Corp.	281,191,127	(4)	4.9999%	10,000,000	100%	—		*	0.18%
Frank Marshik	—		*	—	*	10,000,000	(5)	100%	89.95%
All directors and officers as a group (1 person)	—		*	—	*	10,000,000	(5)	100%	89.95%

(1)	Unless otherwise noted, the address is 1802 N. Carson Street, Suite 212, Carson City, Nevada 89701.
(2)	Based on 562,393,791 common shares, 10,000,000 Series B Preferred Shares, and 10,000,000 Series C Preferred Shares issued and outstanding.

(3)
Holders of our common stock are entitled to one vote per share, for a total of 562,393,791 votes. Holders of our Series A preferred stock are not entitled to vote. Holders of our Series B preferred stock are entitled to one vote per share, for a total of 10,000,000 votes. Holders of our Series C preferred stock are entitled to the number of votes on such matters equal to the product of (a) the number of shares of the Series C Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Company’s common stock, on a fully-diluted basis, as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.0000002, for a total of 5,124,727,582 votes, or approximately 89% of the outstanding votes on all matters presented to our stockholders as of the record date.

(4)	Includes shares issuable upon conversion of Series B Preferred Stock
(5)	Mr. Marshik has voting and investment control over the securities owned by Terminus, Inc

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At March 31, 2008, the Company was indebted to a formerly related party for $801,616. Interest had been imputed at 6% per year. On April 24, 2008, the Company issued, and the formerly related party accepted, a subordinated secured non-recourse note in the principal amount of $841,828, due October 24, 2008. The note is secured by the real estate described in Note 3 above, but is subordinated to the notes described above. The lender’s recovery for default on payment of this note is limited to limited solely to the real estate described above. The note was cancelled in exchange for the property securing the note pursuant to a settlement agreement executed in February 2009.

At December 31, 2008, Terminus, Inc. the holder of the Company’s Series C Preferred Stock, has loaned the company approximately $46,000. The loan is payable upon demand with interest at 12%.

During the year ended December 31, 2008, we paid $37,500 in consulting fees to BMM, LLC, a Limited liability company owned and controlled by Steve Bonenberger, our former officer and director. We also paid $ 37,500 in consulting fees to Prize Entertainment, Inc., a corporation owned and controlled by Brent Fouch, our former officer and director.

During the year ended December 31, 2007, we paid $165,000 in consulting fees to BMM, LLC, a Limited liability company owned and controlled by Steve Bonenberger, our former officer and director. We also paid $ 150,000 in consulting fees to Prize Entertainment, Inc., a corporation owned and controlled by Brent Fouch, our former officer and director.

We believe that the foregoing transactions were in our best interests. Consistent with the Nevada Revised Statutes, it is our current policy that all transactions between us and our officers, directors and their affiliates will be entered into only if such transactions are approved by a majority of the disinterested directors, are approved by vote of the stockholders, or are fair to us as a corporation as of the time it is us at is authorized, approved or ratified by the board. We will conduct an appropriate review of all related party transactions on an ongoing basis, and, where appropriate, we will utilize our audit committee for the review of potential conflicts of interest.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We will file an amendment to this annual report to provide principal accountants fees and services as required by Item 9(e) of Schedule 14A (Sec.240.14a-101 of this chapter).

Item 15. EXHIBITS.

(a)           Exhibits

Exhibit No.	Description

3.1**	Articles of Incorporation.
3.2**	Certificate of Amendment to Articles of Incorporation, filed on June 30, 2004.
3.3**	Certificate of Designation establishing our Series A, B and C Preferred Stock, filed effective July 21, 2004.
3.4**	Certificate of Correction to the Certificate of Designation for our Series B Preferred Stock, filed effective on November 29, 2004.
3.5**	Certificate of Amendment to Articles of Incorporation, filed effective January 3, 2005.
3.6**	Certificate of Amendment to Articles of Incorporation, filed effective January 4, 2005
3.7
Amendment to Certificate of Designation After Issuance of Class or Series filed with the Nevada Secretary of State on April 24, 2008, filed as an exhibit to our Current Report on Form 8-K filed on April 30, 2008 and incorporated herein by reference.

3.8
Certificate of Correction filed with the Nevada Secretary of State on April 24, 2008, filed as an exhibit to our Current Report on Form 8-K filed on April 30, 2008 and incorporated herein by reference.

3.9
Certificate of Withdrawal of Certificate of Designation filed with the Nevada Secretary of State on April 24, 2008, filed as an exhibit to our Current Report on Form 8-K filed on April 30, 2008 and incorporated herein by reference.

3.10
Certificate of Designation filed with the Nevada Secretary of State on April 24, 2008, filed as an exhibit to our Current Report on Form 8-K filed on April 30, 2008 and incorporated herein by reference.

3.11
Amendment to Certificate of Designation After Issuance of Class or Series filed with the Nevada Secretary of State on April 24, 2008, filed as an exhibit to our Current Report on Form 8-K filed on April 30, 2008 and incorporated herein by reference.

3.12
Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on August 19, 2008, filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2008 and incorporated herein by reference.

3.7**	Amended Bylaws of Zannwell, Inc.
10.1**	Zannwell Inc. Capital Stock Purchase Agreement, dated November 29, 2004.
10.2	2004 Amended and Restated Stock Plan, filed as an exhibit to our Registration Statement on Form S-8 filed on December 8, 2004(file no. 333-116498) and incorporated herein by reference.
10.3	2005 Stock Plans, filed as an exhibit to our Registration Statement on Form S-8 filed on March 2, 2005 (file no 333-123083) and incorporated herein by reference.
10.4	2007 Stock Plan, filed as an exhibit to our Registration Statement on Form S-8 filed on June 13, 2007 (file no.333-143702) and incorporated herein by reference.

10.5
Stock Purchase Agreement dated April 24, 2008 by and among Terminus, Inc., The Blackhawk Fund, and Palomar Enterprises, Inc., filed as an exhibit to our Current Report on Form 8-K filed on April 30, 2008 and incorporated herein by reference.

10.6
Subscription Agreement dated as of April 24, 2008 by and among Terminus, Inc., The Blackhawk Fund, and the subscriber set forth on the signature pages thereto , filed as an exhibit to our Current Report on Form 8-K filed on April 30, 2008 and incorporated herein by reference.

10.7	Secured Promissory Note dated as of April 24, 2008, filed as an exhibit to our Current Report on Form 8-K filed on April 30, 2008 and incorporated herein by reference.
10.8	Subordinated Secured Promissory Note, filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2008 and incorporated herein by reference.
10.9	Settlement Agreement between The Blackhawk Fund and Angel Acquisition Corp, filed herewith.
10.10	Settlement Agreement between The Blackhawk Fund and Debbie Avey, filed herewith
14**	Code of Ethics
21**	Subsidiaries
23.1	Consent of Gruber & Company, LLC, to be filed by amendment
31.1
Certification of Frank Marshik, President and Chief Executive Officer of The  Blackhawk Fund, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to  Sec.302 of    the Sarbanes-Oxley Act of 2002, to be filed by amendment

32.1
Certification of Frank Marshik, President and Chief Executive Officer of The  Blackhawk Fund, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, to be filed by amendment.

________
** Previously Filed

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BLACKHAWK FUND

By:	/s/ Francis X. Marshik
Francis X. Marshik, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Francis X. Marshik	Chairman of the Board, President,	April 15, 2009
Francis X. Marshik	Chief Executive Officer