Form 10-K/A
period 2008-12-31
Blackhawk Fund
filed 2009-05-20
CIK 1096768

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

AMENDMENT NO. 1 TO

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes ☒ No

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

Large accelerated filter ☐	Accelerated filter ☐

Non-accelerated filter ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No  ☒

As of March 31, 2009, 563,293,791 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference:      None.

EXPLANATORY NOTE

This Amendment No. 1 to annual report on Form 10-K is being filed to provide the financial statements required by Article 8 of Regulation S-X; management’s discussion and analysis required by Item 303 of Regulation S-K; disclosure controls and procedures required by Item 307 of Regulation S-K; internal control over financial reporting required by Item 308 of Regulation S-K, principal accounting fees and services required by Item 9(e) of Schedule 14A and certifications required under Rule 13a-14 of the Securities Exchange Act of 1934, as amended, and Section 1350 of the Sarbanes-Oxley Act of 2002.  These items were not available for filing with the annual report on Form 10-K filed by us on April 15, 2009.

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

Our executive offices are located at 1802 N. Carson Street, Suite 212-3018. Our telephone number is (775) 887-0670.

Changes in Control

2004

On November 29, 2004, a change in control occurred as the result of the acquisition of our series A, series B and series C preferred stock by Palomar Enterprises, Inc., a Nevada corporation (“Palomar”).

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

Employees

We currently employ one person.  None of our employees are represented by a labor union, and we have not entered into a collective bargaining agreement with any union.  We have not experienced any work stoppages and consider the relations with our employees to be good.

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

Rule 15g-2 declares unlawful any broker-dealer transactions in “penny stocks” unless the broker-dealer has first provided to the customer a standardized disclosure document.

Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a “penny stock” transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

Rule 15g-4 prohibits broker-dealers from completing “penny stock” transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.
Rule 15g-5 requires that a broker-dealer executing a “penny stock” transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales person’s compensation.

Our common stock may be subject to the foregoing rules. The application of the “penny stock” rules may affect our stockholders’ ability to sell their shares because some broker-dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the “penny stock” rules.

Securities Authorized for Issuance Under Equity Compensation Plans.  The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2008:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)(2)	—	—	612,611,979
Equity compensation plans not approved by security holders (3)	—	—	50,000,000
Total	-	—	652,611,979

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

(3) 2007 Stock Incentive Plan. On June 7, 2007, our board of directors adopted our 2007 Stock Incentive Plan. The purpose of the plan is intended to secure for the Company and its Affiliates the benefits arising from ownership of the Company’s Common Stock by the Employees, Officers, Directors and Consultants of the Company and its Affiliates, all of whom are and will be responsible for the Company’s future growth. The Plan is designed to help attract and retain for the Company and its Affiliates personnel of superior ability for positions of exceptional responsibility, to reward Employees, Officers, Directors and Consultants for their services and to motivate such individuals through added incentives to further contribute to the success of the Company and its Affiliates The maximum aggregate number of shares of common stock that may be issued and sold under all awards granted under the plan is 250,000,000 shares, and as of December 31, 2008, we have issued 200,000,000 shares under the plan, and there are no options outstanding under this plan.

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

Plan of Operation

Our new management determined that our company has incurred operating and net losses in each of the last two fiscal years, had a working capital deficit as of the end of the latest fiscal year and as of the latest fiscal quarter, and has a large accumulated deficit.  Accordingly, new management commenced an analysis of each of our two business lines to determine the viability of each line during the second and third quarters of 2008.  Within each line of business, management has evaluated and is evaluating historical and projected costs in running the line, existing and potential revenue streams, and the availability of additional capital for expansion of the business line.  In particular, with respect to the real estate business, management is evaluating our current real estate portfolio in light of current market conditions, both in the real estate markets and the credit markets.  Upon completion of the analysis, management will determine whether to seek to expand the business line or to discontinue or divest of the division.

In 2008, management determined that, based on its analysis of the foregoing factors, the media and television production operations are not viable.  Accordingly, management has determined to discontinue the media and television production operations.  Management is continuing the evaluation of our real estate business, the existing real estate portfolio valuations, the existing and potential rental possibilities, the current market values, and the existing financing arrangements.  In addition, in light of the distress in the real estate markets, management is looking at potential real estate acquisition opportunities that, if consummated, would increase and diversify our real estate portfolio.  Management is also considering diversifying into additional lines of business.  In all cases, management may seek to form one or more partnerships, enter into one or more joint ventures, or conduct one or more strategic acquisitions.

Critical Accounting Policies

The discussion and analysis of our financial conditions and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States.  The preparation of financial statements requires managers to make estimates and disclosures on the date of the financial statements.  On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition.  We use authoritative pronouncements, historical experience, and other assumptions as the basis for making judgments.  Actual results could differ from those estimates.  We believe the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.  A summary of our critical accounting policies can be found in the notes to our annual financial statements included this report.

Results of Operations

Basis of Presentation

The following table sets forth, for the periods indicated, certain unaudited selected financial data:

	Year Ended
	December 31,
	2008	2007

Revenues	$31,765	$305,908
Costs of Sales	—	234,231
General and administrative	344,462	2,208,360
Interest Expense	632,483	181,968

Operating income (loss)	$(945,180)	$(2,318,651)

Comparison of the year ended December 31, 2008 and 2007

Net sales.  Our revenues were $31,765 for the year ended December 31, 2008, as compared to $305,908 for the year ended December 31, 2007.  This decrease resulted from lower demand for our media products and services which resulted in our decision to cease our media operations.  The decrease also resulted from a lack of sales of any real estate properties held for development.  Our revenues were generated from rental income from our real estate properties and revenues from our former media operations.

Cost of Sales.  Costs of sales were $0 for the year ended December 31, 2008, as compared to $234,231 for the year ended December 31, 2007, all of which resulted from our media operations.

General and administrative.  General and administrative expenses decreased to $344,462 for the year ended December 31, 2008 from $2,208,360 for the year ended December 31, 2007.   This decrease resulted from a significant reduction in shares and options issued for services in 2008 as compared to 2007.

Interest.  Interest expense increased to $632,483 for the year ended December 31, 2008 from $181,968 for the year ended December 31, 2007.  This increase resulted primarily from the issuance of 500,000 shares of Series A Preferred Stock, valued at $500,000, in connection with our change of control financing.

Net loss.  We incurred an operating loss of $945,180 for the year ended December 31, 2008, compared to a net loss of $2,318,651 for the year ended December 31, 2007.   The reduction in net loss resulted primarily from a significant reduction in shares and options issued for services in 2008 as compared to 2007.  The reduction was offset by the issuance of 500,000 shares of Series A Preferred Stock, valued at $500,000, in connection with our change of control financing

Liquidity and Capital Resources

We have financed our operations, debt service, and capital requirements through cash flows generated from operations and through issuance of debt and equity securities.  Our working capital deficit at December 31, 2008 was $1,012,594, and we had cash of $11,161 as of December 31, 2008.

We used $247,796 of net cash in operating activities for the year ended December 31, 2008, compared to using $969,640 in the year ended December 31, 2007.  The net loss of $945,180 was offset by non-cash expenses of $505 in depreciation and amortization, $92,300 of stock and options issued for services, $500,000 of stock issued for interest in connection with the change in control financing, an increase of $103,750 in accounts payable, and an increase of $829 in prepaid financing costs.

We generated $3,550 net cash flows from investing activities for the year ended December 31, 2008, whereas we used $88,365 in net cash flows from investing activities for the year ended December 31, 2007.  The cash flow generated from investing activities related to the disposition of certain equipment.

Net cash flows provided by financing activities were $253,026 for the year ended December 31, 2008, compared to net cash flows provided by financing activities of $1,048,638 for the year ended December 31, 2007.  This increase in net cash provided by financing activities is due to proceeds from the exercise of stock options and receipt of stock subscriptions of $186,260, proceeds from a note payable of $26,251, and proceeds from related party notes payable of $40,151.

Capital Requirements

Our financial statements for the fiscal year ended December 31, 2008 state that we have incurred significant losses, have a negative capital, and a negative current ratio.  These factors, among others indicate that we may not be able to continue as a going concern.  We believe that, as of the date of this report, in order to fund our plan of operations over the next 12 months, we will need to fund operations out of cash flows generated from operations, from the borrowing of money, and from the sale of additional securities.  It is possible that we will be unable to obtain sufficient additional capital through the borrowing of money or the sale of our securities as needed.

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

Item 8.  FINANCIAL STATEMENTS

GRUBER & COMPANY, LLC
400 Lake Saint Louis Blvd.
Lake Saint Louis, MO, United States
Phone: (636) 561-5639

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
The Blackhawk Fund
Carson City, Nevada

We have audited the accompanying balance sheet of The Blackhawk Fund (“Blackhawk” or the “Company”) as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of Blackhawk’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blackhawk as of  December 31, 2008 and 2007 and the results of its operations and its cash flows for the period described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Blackhawk will continue as a going concern.  As discussed in Note 9 to the financial statements, Blackhawk has suffered recurring losses from operations and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 9.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gruber & Company, LLC
Lake St. Louis, MO.
May 12, 2009

THE BLACKHAWK FUND
BALANCE SHEET
DECEMBER 31

	2008	2007
ASSETS
Cash	$11,161	2,381
Prepaid Financing Costs	829	829
Total Current Assets	11,990	3,210
Fixed Assets-Net	—	5,055
Property – Held For Sale	1,775,900	1,774,900
Prepaid Financing Costs	22,875	23,704
TOTAL ASSETS	$1,810,765	$1,806,869

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$107,990	$4,240
Note Payable	854,079	827,828
Notes Payable-Related Party	62,515	22,000
Total current liabilities	1,024,584	854,068
Long term liability
Note payable	1,936,000	1,936,000
Total Liabilities	2,960,584	2,790,068

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value:
Series A, authorized 500,000, 500,000 issued and outstanding	500	-
Series B, authorized 10,000,000, 10,000,000 issued and outstanding	10,000	10,000
Series C, authorized 20,000,000, 10,000,000 issued and outstanding	10,000	10,000

Common Stock, $0.001 par value, 4,000,000,000 shares authorized, 562,293,791 and 341,193,791 shares issued and outstanding, respectively	562,294	341,194
Common Stock B, $0.001 par value 150,000,000 authorized,
30,000,000 issued and outstanding	30,000	30,000
Additional Paid in Capital	36,585,416	36,252,318
Common Stock Subscribed	—	(223,862)
Retained Deficit	(38,348,029)	(37,402,849)

Total Stockholders’ Deficit	(1,149,819)	(983,199)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,810,765	$1,806,869

See accompanying summary of significant accounting policies and notes to financial statements.

  THE BLACKHAWK FUND
STATEMENTS OF OPERATIONS
Years Ended December 31, 2008 and 2007

	December 31,
	2008	2007

Revenues	$31,765	305,908

Cost of Sales	—	234,231

Gross Profit	31,765	71,667

OPERATING EXPENSES

General & Administrative	344,462	2,208,360
Interest Expense	632,483	181,968

NET LOSS	$(945,180)	(2,318,651)

Basic and Diluted Net Income (Loss) Per Common Share	$(0.00)	(0.01)

Weighted Average Number of Shares Outstanding	507,018,791	246,948,708

See accompanying summary of significant accounting policies and notes to financial statements.

THE BLACKHAWK FUND
Statement of Stockholders’ Equity

	Preferred Stock		Preferred Stock		Common Stock				Additional	Stock	Retained	Total
	Series A		Series B&C		Series B		Common Stock		Paid-In	Subscriptions	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	(Deficit)	(Deficit)
		$		$		$		$	$	$	$	$

Balance December 31, 2006	9,000,000	9,000	20,000,000	20,000			24,664,792	24,665	34,646,962		(35,084,198)	(383,571)

Proceeds							9,915,333	9,915	67,085			77,000
Stock for Services							67,300,000	67,300	1,046,300			1,113,600
Exchange of Shares	(9,000,000)	(9,000)					90,000,000	90,000	(81,000)			-

Stock for Services							24,767,000	24,767	155,569			180,336

Proceeds							213,333	213	2,787			3,000

Proceeds							14,000,000	14,000	(4,000)			10,000

Services							7,000,000	7,000	21,900			28,900

Proceeds					10,000,000	10,000			240,000			250,000

Proceeds					20,000,000	20,000			180,000	(143,862)		56,138

Proceeds							40,000,000	40,000	(40,000)			-

Stock for Services							97,107	97	(49)			48
Proceeds							63,236,226	63,237	16,764	(80,000)		1
Net Loss											(2,318,651)	(2,318,651)

Balances, December 31, 2007	-	-	20,000,000	20,000	30,000,000	30,000	341,193,791	341,194	36,252,318	(223,862)	(37,402,849)	(983,199)
Issuance	500,000	500							499,500			500,000
Stock for cash and services							221,100,000	221,100	(102,763)			118,337
Subscription									(179,124)	223,862		44,738
Options/Net loss for year									115,485		(945,180)	(829,695)
Balances, December 31, 2008	500,000	500	20,000,000	20,000	30,000,000	30,000	562,293,791	562,294	36,585,416	-	(38,348,029)	(1,149,819)

See accompanying summary of significant accounting policies and notes to financial statements.

THE BLACKHAWK FUND
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008 and 2007

	2008	2007

Cash Flows From Operating Activities
Net Loss	$(945,180)	$(2,318,651)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:

Depreciation	505	1,010
Stock Issued for Services and Financing	592,300	1,322,885
Changes in Operating Assets and Liabilities:
(Increase) in Prepaid Financing Costs	829	(24,533)
Increase (Decrease) in Accounts Payable	103,750	3,021

Net cash used in operating activities	(247,796)	(969,640)

Cash Flows From Investing Activities:
Sale (Purchase) of Assets	3,550	(88,365)

Net cash provided by (used in) investing activities	3,550	(88,365)

Cash Flows From Financing Activities:
Increase in Notes Payable	26,251	462,000
Proceeds from stock issuances, subscriptions and option exercises	186,260	396,138
Proceeds from notes payable - related party	40,515	190,500

Net cash provided by financing activities	253,026	1,048,638

Net Change in Cash	8,780	(9,367)

Cash Beginning of Period	2,381	11,748

Cash End of Period	11,161	2,381

Supplemental disclosures:
Cash paid for:
Interest	$95,549	$135,340
Income Taxes	$-	$-

See accompanying summary of significant accounting policies and notes to financial statements.

THE BLACKHAWK FUND
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Blackhawk Fund (“Blackhawk” or the “Company”) was organized on November 5, 1998 in Nevada as USA Telecom.  In 1998, the entity amended its articles of incorporation to change its name to USA Telcom, in 2000 it amended its articles of incorporation to change its name to USA Telcom Internationale, in 2004 it amended its articles of incorporation to change its name to ZannWell Inc., and in January 2005, it amended its articles of incorporation to change its name to Blackhawk Fund.  For the year ended December 31, 2008 the Company was in the business of residential and commercial real estate acquisition and development.

 Cash and cash equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly- liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Research and development expenses

Research and development expenses are charged to operations as incurred.  There were no research and development costs incurred in the periods.

Advertising expenses

Advertising and marketing expenses are charged to operations as incurred there were no expenses in 2008 or 2007.

Revenue recognition

The Company generates revenue from the sale of real estate, brokerage commissions, and rental income from rental properties.  Revenues from real estate sales and commissions are recognized on execution of the sales contract.  The Company records gross commissions on the sales of properties closed.  The Company pays the broker of record five percent of all transactions and 100 percent of personal sales.  This is in accordance with standard procedures.  The Company compensates its independent agents on a sliding scale between 70 and 80 percent based on productivity.  The Company also recognizes sales when it sells properties that have been held for sale when their renovation is complete.  Revenue is recognized at “closing”.

The Company has not recognized any revenue from its new business plan other than rental income.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

As of December 31, 2008, the deferred tax asset is related solely to the Company’s net operating loss carry forward and is fully reserved.

Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants).  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method.  The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later.  As of December 31, 2008, the Company’s outstanding warrants are considered anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the accounting period.  Actual results could differ from those estimates.

NOTE 2 - STOCK BASED COMPENSATION

Prior to January 1, 2006, we accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (FAS 123).  As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).  Effective January 1, 2006, the Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (FAS 123R) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method.  Prior periods were not restated to reflect the impact of adopting the new standard.  As a result of the adoption of FAS 123R, stock-based compensation expense recognized during the year ended December 31,, 2008 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of December 31, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

Beginning on January 1, 2006, any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.

During the year ended December 31, 2008, the Company recorded stock based consulting expense of $92,300, as determined under FASB 123R.

NOTE 3 - PROPERTY - HELD FOR SALE/FIXED ASSETS

In late March 2006, the Company purchased a condominium located in Carlsbad, California for $625,083.  The Company intends to renovate and sell the condo.  Since the Company intends to sell the condominium upon completion of the planned renovations, it has been designated as “held-for-sale.”  Therefore, it will be carried at the lower cost or fair value (net of expected sales costs) during the renovation period and will not be depreciated.  Major improvements and renovations are capitalized.

In June of 2006, the Company entered into a joint venture agreement to renovate and then sell a residential home located in Oceanside, California.  The Company is a 50% joint venture partner, but has the right to exercise control.  The Company is 100% responsible for improvement costs, with these costs to be reimbursed upon sale and any remaining profits split 50/50.  The Company has valued the house at the original value of the liability assumed of $1,000,000.  As the intention on this property is identical described above the description related to “held for sale” no depreciation applies.  The Company has capitalized improvements on this property of $149,817.

In 2008 the Company paid $1,000 for a property in foreclosure.

NOTE 4 - COMMON STOCK

During the year ended December 31, 2008, the company issued 221,100,000 shares of common stock under its stock option plan resulting in an expense of $92,300 and cash received $186,260.

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

NOTE 6 – NOTES PAYABLE/MORTGAGES PAYABLE

In conjunction with the purchase of the condominium described in Note 3 above, the Company executed a 30-year adjustable rate promissory note for $496,000.  The initial interest rate on the note is 7.875%.  Pursuant to the terms of the note, the Company is required to make interest-only payments for the first 10 years (first 120 payments).  The initial monthly payments were $3,225 and have since been reduced to $2,273.  The note payable is personally guaranteed by the Company’s former president.  This note is arrears at December 31,2008.

In conjunction with the joint venture property described in Note 3 above, the Company refinanced this note in July 2007 and assumed a 50% interest and corresponding promissory note debt of $1,440,000. Terms indicate that the first note is for $1,120,000 over 30 years, with interest only payments required for the first 10 years. The second note is carried for $320,000 with interest at 9.875% over 30 years, with interest only payments required for the first 10 years. Monthly amounts are presently $9,983. Both of the above notes are classified as long term notes payable.  This amount is in arrears at December 31, 2008.

On April 24, 2008, the Company issued, and the formerly related party accepted, a subordinated secured non-recourse note in the principal amount of $841,828, due December 31, 2008.  The balance on this note as of December 31, 2008 is $854,079.  See Note 8.

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

NOTE 8-RELATED PARTY TRANSACTIONS

At March 31, 2008, the Company was indebted to a formerly related party for $801,616.  Interest had been imputed at 6% per year.  On April 24, 2008, the Company issued, and the formerly related party accepted, a subordinated secured non-recourse note in the principal amount of $841,828, due October 24, 2008.  The note is secured by the real estate described in Note 3 above, but is subordinated to the notes described above.  The lender’s recovery for default on payment of this note is limited to limited solely to the real estate described above.  The balance on this note as of December 31, 2008 is $854,079.

At December 31, 2008, Terminus, Inc. the holder of the Company’s Series C Preferred Stock, has loaned the company approximately $58,627.  The loan is payable upon demand with interest at 12%.  Interest added to this loan is $3,888 at December 31, 2008.

During the year ended December 31, 2008, the Company made payments totaling $65,000 to entities controlled by the former CEO and CFO for consulting services.

NOTE 9-GOING CONCERN

The Company has incurred significant losses, has a negative capital, and negative current ratio.  These factors, among others indicate that the Company may not be able to continue as a going concern.  No adjustments have been made to the carrying value of assets and liabilities should the company not continue as a going concern.

NOTE 10-SUBSEQUENT EVENT

On February 25, 2009, the Company entered into a settlement agreement with Angel Acquisition Corporation relating to the condominium located in Carlsbad California owned by the Company.  Pursuant to the settlement agreement the Company transferred the property to Angel Acquisition in full satisfaction of the note payable due to Angel for $854,079 including interest.  Angel Acquisition acquired the property subject to the note of $496,000.

Also on February 25, 2009, the Company entered into a settlement agreement relating to the residential property located in Oceanside California.  The Company has transferred the property to a third party who has assumed the note amount of $1,440,000.

As a result of the two transactions above the Company will realize a gain on the disposition of assets equal to $1,014,179.

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

At the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our former management, including our former Chief Executive Officer and former Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our former Chief Executive Officer and our former Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that all material information required to be disclosed in this Annual Report on Form 10-K has been made known to them in a timely fashion.

Our Chief Executive Officer and Chief Financial Officer have also evaluated whether any change in our internal controls occurred during the last fiscal quarter and have concluded that there were no material changes in our internal controls or in other factors that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls.

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

Summary Compensation Table

				Stock	Option	All Other
Name and Position	Year	Salary	Bonus	Awards ($)	Awards ($)	Compensation	Total ($)
Francis X. Marshiik	2008	$0	—	—	—	—	$0
President	2007	N/A	N/A	N/A	N/A	N/A	N/A
Chief Executive Officer, Treasurer and Director	2006	N/A	N/A	N/A	N/A	N/A	N/A
(since April 24, 2008)

Steve Bonenberger	2008	$37,500	—	—	—	—	$37,500
President, Chief Executive Officer and Director	2007	$165,000	—	—	—	—	$165,000
(until April 24, 2008	2006	$90,000	—	—	—	—	$90,000

Brent Fouch	2008	$37,500	—	—	—	—	$37,500
Executive Vice President	2007	$150,000	—	—	—	—	$150,000
Treasurer and Director	2006	$90,000	—	—	—	—	$90,000
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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

Gruber & Company, LLC, billed us $7,500 in fees for our annual audit for the year ended December 31, 2008, and $9,000 in fees for the review of our quarterly financial statements for that year.

Gruber & Company, LLC, billed us $15,000 in fees for our annual audit for the year ended December 31, 2007, and $9,000 in fees for the review of our quarterly financial statements for that year.

AUDIT-RELATED FEES

We did not pay any fees Gruber & Company, LLC for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal years 2008 and 2007.

TAX FEES

We did not pay any fees to Gruber & Company, LLC for tax compliance, tax advice, tax planning or other work during our fiscal years 2008 and 2007.

ALL OTHER FEES

There were no other fees billed by Gruber & Company, LLC for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

With respect to the audit of our financial statements as of Decmeber31, 2008 and 2007 and for the years then ended, none of the hours expended on Gruber & Company, LLC engagement to audit those financial statements were attributed to work by persons other than Gruber & Company, LLC’s full-time, permanent employees.

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

10.7	Secured Promissory Note dated as of April 24, 2008, filed as an exhibit to our Current Report on Form 8-K filed on April 30, 2008 and incorporated herein by reference.
10.8	Subordinated Secured Promissory Note, filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2008 and incorporated herein by reference.
10.9	Settlement Agreement between The Blackhawk Fund and Angel Acquisition Corp, filed as an exhibit to our Annual Report on Form 10-K filed on April 15, 2008 and incorporated herein by reference.
10.10	Settlement Agreement between The Blackhawk Fund and Debbie Avey, filed as an exhibit to our Annual Report on Form 10-K filed on April 15, 2008 and incorporated herein by reference.
14**	Code of Ethics
21**	Subsidiaries
23.1	Consent of Gruber & Company, LLC, to be filed by amendment
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

Signatures	Title	Date

/s/ Francis X. Marshik	Chairman of the Board, President,	May 19, 2009
Francis X. Marshik	Chief Executive Officer