Form 10-Q/A
period 2009-03-31
Blackhawk Fund
filed 2009-05-29
CIK 1096768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

AMENDMENT NO. 1 TO
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 000-49672

THE BLACKHAWK FUND
(Exact name of registrant as specified in its charter)

Nevada	88-0408213
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1802 N. Carson Street, Suite 108
Carson City, NV 89701
(Address of principal executive offices)

Issuer’s telephone number:  (775) 887-0670

1802 N. Carson Street, Suite 212-3018, Carson City,  NV  89701
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 20, 2009, 562,293,791 shares of our common stock were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the quarterly report on Form 10-Q is being filed to provide the financial statements required by Article 8 of Regulation S-X; management’s discussion and analysis required by Item 303 of Regulation S-K; disclosure controls and procedures required by Item 307 of Regulation S-K; internal control over financial reporting required by Item 308 of Regulation S-K, and certifications required under Rule 13a-14 of the Securities Exchange Act of 1934, as amended, and Section 1350 of the Sarbanes-Oxley Act of 2002.  These items were not available for filing with the quarterly report on Form 10-Q filed by us on May 20, 2009.

ITEM 1 – CONDENSED FINANCIAL STATEMENTS

THE BLACKHAWK FUND
BALANCE SHEET

	March 31,2009 (unaudited)	December 31,2008
ASSETS
Cash	$5,061	$11,161
Prepaid Financing Costs	829	829
Total Current Assets	5,890	11,990
Fixed Assets-Net	—	-
Property – Held For Sale	1,000	1,775,900
Prepaid Financing Costs	22,667	22,875
TOTAL ASSETS	$29,557	$1,810,765

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$124,543	$107,990
Note Payable	-	854,079
Notes Payable-Related Party	63,292	62,515
Total current liabilities	187,835	1,024,584
Long term liability
Note payable	-	1,936,000
Total Liabilities	187,835	2,960,584

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value:
Series A, authorized 500,000, 500,000 issued and outstanding	500	500
Series B, authorized 10,000,000, 10,000,000 issued and outstanding	10,000	10,000
Series C, authorized 20,000,000, 10,000,000 issued and outstanding	10,000	10,000

Common Stock, $0.001 par value, 4,000,000,000 shares authorized, 562,293,791 shares issued and outstanding, respectively	562,294	562,294
Common Stock B, $0.001 par value 150,000,000 authorized, 30,000,000 issued and outstanding	30,000	30,000
Additional Paid in Capital	36,585,416	36,585,416
Common Stock Subscribed	—	-
Retained Deficit	(37,356,488)	(38,348,029)

Total Stockholders’ Deficit	(158,278)	(1,149,819)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$29,557	$1,810,765

See accompanying summary of significant accounting policies and notes to financial statements.

THE BLACKHAWK FUND
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2009 and 2008
(unaudited)

	Three Months Ended March 31,
	2009	2008

Revenues	$-	$15,200

Cost of Sales	—	-

Gross Profit	-	15,200

OPERATING EXPENSES
Stock for Services	-	92,100
General & Administrative	21,653	137,590
Interest Expense	1,984	44,417
Total Expenses	23,637	274,107
Net Loss from operations	$(23,637)	$(258,907)
Other income:
Gain on Sale of Assets	1,015,178	-
Net Profit (Loss)	$991,541	$(258,907)
Net Profit (Loss) per Share	0.002	(0.00)

Weighted Average Number of Shares Outstanding	562,293,791	478,871,451

See accompanying summary of significant accounting policies and notes to financial statements.

THE BLACKHAWK FUND
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2009 and 2008
(unaudited)

	Three Months Ended March 31,
	2009	2008

Cash Flows From Operating Activities
Net Profit ( Loss)	$991,541	$(258,907)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on Sale of Disposition of Assets	(1,015,178)
Depreciation		505
Stock Issued for Services and Financing		92,100
Changes in Operating Assets and Liabilities:
(Increase) in Prepaid Financing Costs	208	208
Increase (Decrease) in Accounts Payable	17,329	38,555

Net cash used in operating activities	(6,100)	(127,539)

Cash Flows From Investing Activities:
Sale (Purchase) of Assets	-	-

Net cash provided by (used in) investing activities	-	-

Cash Flows From Financing Activities:
Payments onNotes Payable	-	(40,100)
Proceeds from stock issuances, subscriptions and option exercises	-	166,288
Proceeds from notes payable - related party	-	-

Net cash provided by financing activities	-	126,188

Net Change in Cash	(6,100)	(1,351)

Cash Beginning of Period	11,161	2,381

Cash End of Period	$5,061	$1,030

Supplemental disclosures:
Cash paid for:
Interest	$-	$33,529
Income Taxes	$-	$-

THE BLACKHAWK FUND
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of The Blackhawk Fund ("Blackhawk" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Blackhawk's Annual Report filed with the SEC on Form 10-K, as amended.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2008 as reported in the 10-K, as amended, have been omitted.

NOTE 2 - STOCK BASED COMPENSATION

Prior to January 1, 2006, we accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (FAS 123).  As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).  Effective January 1, 2006, the Company has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (FAS 123R) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method.  Prior periods were not restated to reflect the impact of adopting the new standard.  As a result of the adoption of FAS 123R, stock-based compensation expense recognized during the year ended December 31, 2008 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of December 31, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R.

Beginning on January 1, 2006, any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FAS 123R.

During the quarter ended March 31, 2009, the Company had no stock based consulting expense as determined under FASB 123R.

NOTE 3 - PROPERTY - HELD FOR SALE/FIXED ASSETS.

In December 2008, the Company paid $1,000 for a property in foreclosure.

NOTE 4-PREFERRED STOCK

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

NOTE 5- CONTINGENT LIABILITY

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

NOTE 6-RELATED PARTY TRANSACTIONS

At March 31, 2009, Terminus, Inc., the holder of the Company’s Series C Preferred Stock, has loaned the company approximately $63,292 including interest.  The loan is payable upon demand with interest at 12%.

NOTE 7-GOING CONCERN

The Company has a negative capital, and has not fully implemented its new business plan.  These factors, among others, indicate that the Company may not be able to continue as a going concern.  No adjustments have been made to the carrying value of assets and liabilities should the company not continue as a going concern.

NOTE 8-GAIN ON DISPOSITION OF PROPERTY

On February 25, 2009, the Company entered into a settlement agreement with Angel Acquisition Corporation relating to the condominium located in Carlsbad, California owned by the Company.  Pursuant to the settlement agreement, the Company transferred the property to Angel Acquisition in full satisfaction of the note payable due to Angel for $854,079, including interest.  Angel Acquisition acquired the property subject to the note of $496,000.

Also on February 25, 2009, the Company entered into a settlement agreement relating to the residential property located in Oceanside California.  The Company has transferred the property to a third party who has assumed the note amount of $1,440,000.

The Company’s basis in the property was $1,774,901.

As a result of the two transactions above the Company realized a gain on the disposition of assets equal to $1,015,178.

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

General

The Blackhawk Fund acquires and redevelops residential and commercial real estate for investment.  Once we acquire a property, we redevelop and refurbish the properties, seeking to enhance the value of the properties.  Once a property is refurbished, we seek to generate revenue by rental of the property, and we also seek to resell the properties if market conditions permit.  We currently hold one property (consisting of two parcels as further described below) in our real estate portfolio.

Historically, we also operated a media and television production division.  In this division, we have sought to manage and implement proprietary media properties, including cable television shows, infomercials, online video magazines, and DVDs.  However, as discussed below, management determined that the ongoing media and television production operations were not viable, and accordingly determined to discontinue the media and television production operations in 2008.

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

Recent Developments

Purchase of Land in Riverside County, City of Desert Hot Springs.  In December 2008, we purchased two parcels of undeveloped land in Riverside County, City of Desert Hot Springs, California, for a purchase price of a $1,000 promissory note.  The land approximates 3.5 acres.  This property is zoned for residential dwellings.  Management is determining whether to build finished lots or in the alternative to sell the land to a developer.  The property consisting of these two parcels has not yet been entitled.  Riverside County has assessed the value of the property (consisting of these two parcels) at $100,814.

Distribution of Certain Real Property Held for Sale. In February 2009, we entered into settlement agreements with certain prior affiliated parties pursuant to which we transferred our condominium located in Carlsbad, California and our residential property located in Oceanside, California.  We entered into a settlement agreement with Angel Acquisition Corp. under which Angel agreed to cancel and forgive a promissory note made by us in the aggregate principal amount of $841,828 in exchange for the Carlsbad condominium property.   This property also is subject to a $496,00 mortgage which is now the responsibility of Angel..  We also entered into a settlement agreement with Debbie Avey with whom we had previously entered into a joint venture in relation to the residential property in Oceanside, CA.  Pursuant to the agreement, Ms. Avey released us from any and all liability pursuant to the joint venture as well as any liability associated with the two mortgage notes on this property ($1,120,000 and $320,000) in exchange for the property.  We recognized a gain on sale of assets of $1,015,178 in connection with this transaction.

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

Critical Accounting Policies

The discussion and analysis of our financial conditions and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States.  The preparation of financial statements requires managers to make estimates and disclosures on the date of the financial statements.  On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition.  We use authoritative pronouncements, historical experience, and other assumptions as the basis for making judgments.  Actual results could differ from those estimates.  We believe the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.  A summary of our critical accounting policies can be found in the notes to our financial statements included this report.

Results of Operations

Basis of Presentation

The following table sets forth, for the periods indicated, certain unaudited selected financial data:

	Three Months Ended
	March 31,
	2009	2008

Revenues	$—	$15,200
Costs of Sales	—	—
Stock for Services	—	92,100
General and administrative	21,653	137,590
Interest Expense	1,984	44,417

Operating income (loss)	$(23,637)	$(258,907)

Comparison of the three months ended March 31, 2009 and 2008

Net sales.  Our revenues were $0 for the three months ended March 31, 2009, as compared to $15,200 for the three months ended March 31, 2008.  This decrease resulted from lower demand for our media products and services which resulted in our decision to cease our media operations.  The decrease also resulted from a lack of sales of any real estate properties held for development.  Our revenues were generated from rental income from our real estate properties and revenues from our former media operations.

Cost of Sales.  Costs of sales were $0 for the three months ended March 31, 2009, as compared to $0 for the three months ended March 31, 2008.

Stock for Services.  Expenses resulting from the issuance of our common stock was $0 for  the three months ended March 31, 2009 and compared to $92,100 for the first three months ended March 31, 2008. This decrease resulted from a significant reduction in shares issued for services in the first quarter of 2009 as compared to the first quarter of 2008.

General and administrative.  General and administrative expenses decreased to $21,653 for the three months ended March 31, 2009 from $137,590 for the three months ended March 31, 2008.   This decrease resulted from a significant reduction in operations in 2009 as compared to 2008.

Interest.  Interest expense decreased to $1,984 for the three months ended March 31, 2009 from $44,417 for the three months ended March 31, 2008.

Operating loss.  We incurred an operating loss of $23,637 for the three months ended March 31, 2009, compared to a net loss of $258,907 for the three months ended March 31, 2008.   The reduction in operating loss resulted primarily from a significant reduction in shares issued for services in 2009 as compared to 2008.  In addition, our operating loss was decreased due to a significant reduction expenses associated with our cessation of media operations.

In February 2009, we disposed of two properties in connection with settlement agreements under which the transferees assumed certain notes associated with such properties in connection with the disposition.  Accordingly, as a result of these transactions, we realized a gain on the disposition of assets equal to $1,015,178.

Liquidity and Capital Resources

We have financed our operations, debt service, and capital requirements through cash flows generated from operations and through issuance of debt and equity securities.  Our working capital deficit at March 31, 2009 was $181,945, and we had cash of $5,061 as of March 31, 2009.

We used $6.100 of net cash in operating activities for the three months ended March 31, 2009, compared to using $127,539 in the three months ended March 31, 2008.  The net profit of $991,541 was offset by a non-cash gain on sale of assets of $1,015,178 as well as an increase of $17,239 in accounts payable, and an increase of $208 in prepaid financing costs.

We generated $0 net cash flows from investing activities for the three months ended March 31, 2009, and 2008.

Net cash flows provided by financing activities were $0 for the three months ended March 31, 2009, compared to net cash flows provided by financing activities of $126,188 for the three months ended March 31, 2008.  This cash provided by financing activities for the three months ended March 31, 2009 was due to proceeds from the exercise of stock options and receipt of stock subscriptions of $166,288, offset by repayment of $40,100 of related party debt.

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

THE BLACKHAWK FUND

May 28, 2009	/s/ Frank Marshik
Frank Marshik
President
(Principal Executive Officer and Principal Accounting Officer)