Form 10-Q
period 2009-06-30
Blackhawk Fund
filed 2009-08-14
CIK 1096768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 10, 2009, 736,293,791 shares of our common stock were outstanding.

ITEM 1 – CONDENSED FINANCIAL STATEMENTS

THE BLACKHAWK FUND
BALANCE SHEET

	June 30, 2009	December 31, 2008

ASSETS
Cash	$9,777	11,161
Prepaid Financing Costs	829	829
Total Current Assets	10,606	11,990
Fixed Assets-Net	-	-
Property – Held For Sale	1,000	1,775,900
Prepaid Financing Costs	22,460	22,875
TOTAL ASSETS	$34,066	$1,810,765

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$210,421	$107,990
Notes Payable	551,000	854,079
Notes Payable-Related Party	84,591	62,515
Total current liabilities	846,012	1,024,584
Long term liability
Note payable	-	1,936,000
Total Liabilities	846,012	2,960,584

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value:
Series A, authorized 500,000, 500,000 issued and outstanding	500	500
Series B, authorized 10,000,000, 10,000,000 issued and outstanding	10,000	10,000
Series C, authorized 20,000,000, 10,000,000 issued and outstanding	10,000	10,000

Common Stock, $0.001 par value, 4,000,000,000 shares authorized, 562,293,791 shares issued and outstanding, respectively	562,294	562,294
Common Stock B, $0.001 par value 150,000,000 authorized, 30,000,000 issued and outstanding	30,000	30,000
Additional Paid in Capital	36,585,416	36,585,416
Common Stock Subscribed	-	-
Retained Deficit	(38,010,156)	(38,348,029)

Total Stockholders’ Deficit	(811,946)	(1,149,819)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$34,066	$1,810,765

See accompanying summary of significant accounting policies and notes to financial statements.

THE BLACKHAWK FUND
STATEMENTS OF OPERATIONS
For the Three Months and Six Months
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues	$-	4,565	-	19,765

Cost of Sales	-	-	-	-

Gross Profit	-	4,565	-	19,765

OPERATING EXPENSES
Stock for Services	-	200	-	92,300
General & Administrative	21,962	34,156	43,615	171,746
Interest Expense	12,956	548,778	14,940	593,195
Total Expenses
Net Loss from operations	$(34,918)	(578,569)	(58,555)	(837,436)
Other income:
Gain on Sale of Assets	-	-	1,015,178	-
Loss on Guarantee	(618,750)	-	(618,750)	-
Net Profit (Loss)	$(653,668)	(578,569)	337,873	(837,436)
Net Profit (Loss) per Share	0.00	(0.00)	0.00	0.00

Weighted Average Number of Shares Outstanding	562,293,791	562,293,791	562,293,791	520,582,621

See accompanying summary of significant accounting policies and notes to financial statements.

THE BLACKHAWK FUND
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
(unaudited)

	Six Months Ended June 30,
	2009	2008

Cash Flows From Operating Activities
Net Profit ( Loss)	337,873	(837,436)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Gain on Sale of Disposition of Assets	(1,015,178)	-
Depreciation	-	505
Stock Issued for Services and Financing	-	592,300
Loss on Guarantee	618,750	-
-Changes in Operating Assets and Liabilities:
(Increase) in Prepaid Financing Costs	415	415
Increase (Decrease) in Accounts Payable	37,756	55,704

Net cash used in operating activities	(20,384)	(188,552)

Cash Flows From Investing Activities:
Sale (Purchase) of Assets	-	4,550

Net cash provided by (used in) investing activities	-	-

Cash Flows From Financing Activities:
Payments on Notes Payable	-	-
Proceeds from stock issuances, subscriptions and option exercises	-	186,260
Proceeds from notes payable - related party	19,000	46,509
Payments on notes payable	-	(37,324)

Net cash provided by financing activities	19,000	195,455

Net Change in Cash	(1,384)	11,443

Cash Beginning of Period	11,161	2,381

Cash End of Period	9,777	13,824

Supplemental disclosures:
Cash paid for:
Interest	$-	$70,507
Income Taxes	$-	$-

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

During the six months ended June 30, 2009, the Company had no stock based consulting expense as determined under FASB 123R.

NOTE 3 - PROPERTY - HELD FOR SALE/FIXED ASSETS.

In December 2008, the Company purchased two parcels of undeveloped land in Riverside County, City of Desert Hot Springs, California, for a purchase price of a $1,000 promissory note.  The land approximates 3.5 acres.  This property is zoned for residential dwellings.  The Company is determining whether to build finished lots or in the alternative to sell the land to a developer.  The property comprised of these two parcels has not yet been entitled.

In February 2009, the Company entered into settlement agreements with certain prior affiliated parties pursuant to which the Company transferred its condominium located in Carlsbad, California and its residential property located in Oceanside, California.  The Company entered into a settlement agreement with the former controlling stockholder of the Company under which the former controlling stockholder agreed to cancel and forgive a promissory note made by the Company in the aggregate principal amount of $841,828 in exchange for the Carlsbad condominium property.   This property is also subject to a $496,000 mortgage which is now the responsibility of the former controlling stockholder.

The Company also entered into a settlement agreement with a joint venture partner in relation to the residential property in Oceanside, California.  Pursuant to the agreement, the joint venture partner released the Company from any and all liability pursuant to the joint venture as well as any liability associated with the two mortgage notes on this property ($1,120,000 and $320,000) in exchange for the property.  The Company recognized a gain on sale of assets of $1,015,178 in connection with these transactions.  See Note 8.

NOTE 4 - PREFERRED STOCK

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

On April 24, 2008, the Company issued 500,000 shares of the newly designated Series A Preferred Stock as part of a financing transaction.  See Note 5.  The Company has valued the convertible shares using the Black-Scholes model and has recognized a financing expense equivalent to the stated value of the Series A Preferred Stock of $500,000.

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

NOTE 5 – PROMISSORY NOTE

On April 24, 2008, the Company and Terminus, Inc. as co-issuers, issued and sold to a single accredited investor (1) a $550,000 12% secured promissory note and (2) 500,000 shares of the Company’s Series A Preferred Stock.  To secure payment of the note, Terminus pledged the 10,000,000 shares of the Company’s Series C Preferred Stock as collateral for the note.

On May 4, 2009, the Company and Terminus, Inc., as co-issuers, both defaulted on repayment of the note.  Prior to the default, the Company was considered a guarantor of the note, and accordingly, classified the guaranty a contingent liability and as an “off-balance sheet arrangement.”  As a result of the default on the note, the Company has become unconditionally liable for repayment of all principal and interest due under the note, has recorded the full amount of $550,000 in principal and $68,750 in accrued interest as a liability, and has incurred an expense for such amounts.   In addition, the Company continues to accrue interest from the date of default.

On July 10, 2009, the Company, along with Terminus, Inc., entered into a first amendment to the note with the holder of the note.  See Note 9.

NOTE 6 - RELATED PARTY TRANSACTIONS

At June 30, 2009, Terminus, Inc. the holder of the Company’s Series C Preferred Stock, has loaned the company approximately $76,657.  The loan is payable upon demand with interest at 12%.  Accrued interest as of June 30, 2009 was approximately $7,934.

NOTE 7 - GOING CONCERN

The Company has a negative capital, and has only recently begun implementing its new business plan.  These factors, among others indicate that the Company may not be able to continue as a going concern.  No adjustments have been made to the carrying value of assets and liabilities should the company not continue as a going concern.

NOTE 8 - GAIN ON DISPOSITION OF PROPERTY

On February 25, 2009, the Company entered into a settlement agreement with the former controlling stockholder of the Company relating to the condominium located in Carlsbad, California owned by the Company.  Pursuant to the settlement agreement, the former controlling stockholder agreed to cancel and forgive a promissory note made by the Company in the aggregate principal amount of $841,828 and $5,251 in accrued interest in exchange for the Carlsbad condominium property.   The former controlling stockholder acquired this property subject to a $496,000 mortgage.

Also on February 25, 2009, the Company entered into a settlement agreement with a joint venture partner relating to the residential property located in Oceanside California.  Pursuant to the agreement, the joint venture partner released the Company from any and all liability pursuant to the joint venture as well as any liability associated with the two mortgage notes on this property ($1,120,000 and $320,000) in exchange for the property.

The Company’s basis in the property was $1,774,901.

As a result of the two transactions above, the Company realized a gain on the disposition of assets equal to $1,015,178.

NOTE 9 – SUBSEQUENT EVENTS

As set forth in Note 5 above, on May 4, 2009, the Company and Terminus, Inc., as co-issuers, both defaulted on repayment of a $550,000 12% secured promissory note.

On July 10, 2009, the Company, along with Terminus, Inc., entered into a first amendment to the note with the holder of the note.  The amended note extends the maturity date until July 10, 2010.  In addition, the amendment provides that the note may be converted into shares of the Company’s common stock   The conversion price for the amended note is the greater of (i) the then existing par value of the Company’s common stock or (i) 75 % of the average of the per shares market values (as defined in the amended note) during the 20 trading days immediately preceding a conversion date.  If at any time after September 10, 2009, there is either (i) insufficient shares of the Company’s common stock to permit conversions pursuant to the amended note or (ii) the per share market value is less than the then existing par value of the Company’s common stock for a  period of 5 consecutive trading days, the Company will use its best efforts to amend its capital structure by means of either a reverse split of its common stock, an increase in its authorized common stock, or a reduction of the par value of its common stock, or any combination of the foregoing as determined by the Company’s board of directors in its reasonable judgment.

Since the note has been amended, the holder of the note has effected a series of partial conversions and was issued an aggregate of 174,000,000 shares of common stock at a conversion price of $0.001 per share.  In the aggregate, these issuances reduced the debt by $174,000 in principal.

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

We currently hold one property (consisting of two parcels as further described below) in our real estate portfolio, and, in light of the distress in the real estate markets, we are actively seeking out real estate acquisition opportunities to increase and diversify our real estate portfolio.  We are currently in the process of conducting preliminary due diligence with respect to potential acquisition opportunities.

Historically, we also operated a media and television production division.  In this division, we sought to manage and implement proprietary media properties, including cable television shows, infomercials, online video magazines, and DVDs.  However, as discussed below, management determined that the ongoing media and television production operations were not viable, and accordingly determined to discontinue the media and television production operations.

Recent Developments

Purchase of Land in Riverside County, City of Desert Hot Springs.  In December 2008, we purchased two parcels of undeveloped land in Riverside County, City of Desert Hot Springs, California, for a purchase price of a $1,000 promissory note.  The land approximates 3.5 acres.  This property is zoned for residential dwellings.  Management is determining whether to build finished lots or in the alternative to sell the land to a developer.  The property comprised of these two parcels has not yet been entitled.  Riverside County has assessed the value of the property (consisting of these two parcels) at $100,814.

  Distribution of Certain Real Property Held for Sale. In February 2009, we entered into settlement agreements with certain prior affiliated parties pursuant to which we transferred our condominium located in Carlsbad, California and our residential property located in Oceanside, California.  We entered into a settlement agreement with Angel Acquisition Corp. under which Angel agreed to cancel and forgive a promissory note made by us in the aggregate principal amount of $841,828 in exchange for the Carlsbad condominium property.   This property also is subject to a $496,000 mortgage which is now the responsibility of Angel.  We also entered into a settlement agreement with our former joint venture partner, Debbie Avey, with respect to a residential property in Oceanside, California.  Pursuant to the agreement, Ms. Avey released us from any and all liability pursuant to the joint venture as well as any liability associated with the two mortgage notes on this property ($1,120,000 and $320,000) in exchange for the property.  We recognized a gain on sale of assets of $1,015,178 in connection with this transaction.

Website Launch.  On July 20, 2009, we launched our new corporate website at www.blackhawkfund.com.  Information contained on our website shall not be deemed to be part of this report.

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

Plan of Operation

In 2008, our new management conducted an analysis of our two historical business divisions – our real estate division and our media division.  After evaluating historical and projected costs in running each division, existing and potential revenue streams, and the availability of additional capital for expansion of each division, management determined to discontinue the media and television production operations due to lack of viability.

In evaluating the real estate division, management evaluated its real estate portfolio in light of market conditions, both in the real estate markets and the credit markets, the existing real estate portfolio valuations, the existing and potential rental possibilities, the market values, the existing financing arrangements, as well as the amount of debt encumbering each property in our portfolio.  In addition, in light of the distress in the real estate markets, management is looking at new potential real estate acquisition opportunities that, if consummated, would increase and diversify our real estate portfolio.

As set forth above, in December 2008, we purchased two parcels of undeveloped land in Riverside County, City of Desert Hot Springs, California, for a purchase price of a $1,000 promissory note.  The land approximates 3.5 acres.  This property is zoned for residential dwellings.  Management is determining whether to build finished lots or in the alternative to sell the land to a developer.  The property comprised of these two parcels has not yet been entitled.  Riverside County has assessed the value of the property (consisting of these two parcels) at $100,814.

Also as set forth above, in February 2009, we entered into settlement agreements with certain prior affiliated parties pursuant to which we transferred our condominium located in Carlsbad, California and our residential property located in Oceanside, California.  We recognized a gain on sale of assets of $1,015,178 in connection with this transaction.

In light of the distress in the real estate markets, we are actively seeking out real estate acquisition opportunities to increase and diversify our real estate portfolio.  We are currently in the process of conducting preliminary due diligence with respect to potential acquisition opportunities.  We are focusing on properties, both residential and commercial, that are subject to foreclosure proceedings or other otherwise considered real-estate owned (REO) properties held by financial institutions such as banks, credit unions, bankruptcy debtor-in-possession (DIP) lenders, hedge funds, and private equity funds.

Management is also considering diversifying into additional lines of business.  In all cases, management may seek to form one or more partnerships, enter into one or more joint ventures, or conduct one or more strategic acquisitions.

Critical Accounting Policies

The discussion and analysis of our financial conditions and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States.  The preparation of financial statements requires managers to make estimates and disclosures on the date of the financial statements.  On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition.  We use authoritative pronouncements, historical experience, and other assumptions as the basis for making judgments.  Actual results could differ from those estimates.  We believe the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.  A summary of our critical accounting policies can be found in the notes to our financial statements included our annual report on Form 10-K.

Results of Operations

Basis of Presentation

The following table sets forth, for the periods indicated, certain unaudited selected financial data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues	$—	$4,565	$—	$19,765
Costs of Sales	—	—	—	—
General and administrative	21,962	34,156	43,615	171,746
Stock for services	—	200	—	92,300
Interest Expense	12,956	548,778	14,940	593,195

Operating income (loss)	$(34,918)	$(578,569)	$(58,555)	$(837,436)

Comparison of the three months ended June 30, 2009 and 2008

Net sales.  Our revenues were $0 for the three months ended June 30, 2009, as compared to $4,565 for the three months ended June 30, 2008.  The revenues in 2008 resulted from sales in our media operations division, which we discontinued in 2008.  The decrease also resulted from a lack of sales of any real estate properties held for development and a lack of revenues from real estate rentals.

Cost of Sales.  Costs of sales were $0 for the three months ended June 30, 2009, as compared to $0 for the three months ended June 30, 2008.

Stock for Services.  Expenses resulting from the issuance of our common stock were $0 for the three months ended June 30, 2009, and compared to $200 for the first three months ended June 30, 2008.  This decrease resulted from a complete elimination in shares issued for services in the second quarter of 2009 as compared to the second quarter of 2008.

General and administrative.  General and administrative expenses decreased to $21,962 for the three months ended June 30, 2009 from $34,156 for the three months ended June 30, 2008.   This decrease resulted from a significant reduction in operational overhead in 2009 as compared to 2008.  In addition, we incurred a decrease in general and administrative expenses due to a significant reduction expenses associated with our cessation of media operations.

Interest.  Interest expense decreased to $12,956 for the three months ended June 30, 2009 from $548,778 for the three months ended June 30, 2008.  The decrease primarily results from a $500,000 interest expense we incurred in 2008 relating to the change of control that occurred on April 24, 2008.  The decrease also results from our disposition of certain real estate properties in our portfolio that were heavily encumbered with high interest-bearing debt.

Loss on Guarantee.  We incurred a loss on guarantee of $618,750 in the second quarter of 2009 as a result of a default by us and Terminus, Inc., as co-issuers, on repayment of a 12% promissory note in the principal amount of $550,000 and accrued interest of $68,750.

Net loss.  We incurred a net loss of $353,668 for the three months ended June 30, 2009, compared to a net loss of $578,569 for the three months ended June 30, 2008.   The reduction in net loss resulted primarily from the elimination of a $500,000 interest expense we incurred in 2008 relating to the change of control that occurred on April 24, 2008.  This reduction was offset from a $618,750 loss on guarantee.

Comparison of the six months ended June 30, 2009 and 2008

Net sales.  Our revenues were $0 for the six months ended June 30, 2009, as compared to $19,765 for the six months ended June 30, 2008.  The revenues in 2008 resulted from sales in our media operations division, which we discontinued in 2008.  The decrease also resulted from a lack of sales of any real estate properties held for development and a lack of revenues from real estate rentals.

Cost of Sales.  Costs of sales were $0 for the six months ended June 30, 2009, as compared to $0 for the six months ended June 30, 2008.

Stock for Services.  Expenses resulting from the issuance of our common stock were $0 for the six months ended June 30, 2009, and compared to $92,300 for the first six months ended June 30, 2008.  This decrease resulted9from a complete elimination in shares issued for services in the first half of 2009 as compared to the first half of 2008.

General and administrative.  General and administrative expenses decreased to $43,615 for the six months ended June 30, 2009 from $171,746 for the six months ended June 30, 2008.   This decrease resulted from a significant reduction in operational overhead in 2009 as compared to 2008.  In addition, we incurred a decrease in general and administrative expenses due to a significant reduction expenses associated with our cessation of media operations.

Interest.  Interest expense decreased to $14,940 for the six months ended June 30, 2009 from $593,195 for the six months ended June 30, 2008.  The decrease primarily results from a $500,000 interest expense we incurred in 2008 relating to the change of control that occurred on April 24, 2008.  The decrease also results from our disposition of certain real estate properties in our portfolio that were heavily encumbered with high interest-bearing debt.

Gain on Sale of Assets.  In February 2009, we disposed of two properties in connection with settlement agreements under which the transferees assumed certain notes associated with such properties in connection with the disposition.  Accordingly, as a result of these transactions, we realized a gain on the disposition of assets equal to $1,015,178.

Loss on Guarantee.  We incurred a loss on guarantee of $618,750 in the second quarter of 2009 as a result of a default by us and Terminus, Inc., as co-issuers, on repayment of a 12% promissory note in the principal amount of $550,000 and accrued interest of $68,750.

Net Profit.  We realized a net profit of $337,973 for the six months ended June 30, 2009, compared to a net loss of $837,436 for the six months ended June 30, 2008.   The net profit resulted primarily from a $1,015,178 gain on disposition of assets we realized in connection with the disposition of two properties.  This gain was offset from a $618,750 loss on guarantee.  In addition, the increase in net profit loss also resulted from the elimination of a $500,000 interest expense we incurred in 2008 relating to the change of control that occurred on April 24, 2008.

Liquidity and Capital Resources

We have financed our operations, debt service, and capital requirements through cash flows generated from operations and through issuance of debt and equity securities.  Our working capital deficit at June 30, 2009 was $835,406, and we had cash of $9,997 as of June 30, 2009.

We used $20,384 of net cash in operating activities for the six months ended June 30, 2009, compared to using $188,552 in the six months ended June 30, 2008.  The net profit of 337,873 was offset by a non-cash gain on sale of assets of $1,015,178.  In addition, we recognized a non-cash expense of $618,750 in connection with a loss incurred on a guarantee, as well as an increase of $37,756 in accounts payable and accrued liabilities, and a decrease of $415 in prepaid financing costs.

We generated $0 net cash flows from investing activities for the six months ended June 30, 2009, and June 30, 2008.

Net cash flows provided by financing activities were $19,000 for the six months ended June 30, 2009, compared to net cash flows provided by financing activities of $195,455 for the six months ended June 30, 2008.  This cash provided by financing activities for the six months ended June 30, 2009 was due to proceeds from related party notes of $19,000.  For the six months ended June 30, 2008, the cash provided by financing activities was due to proceeds from the exercise of stock options and receipt of stock subscriptions of $186,260 and proceeds from related party notes of $46,509, offset by repayment of $37,324 of debt.

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

Pursuant to our plan of operation, we are actively seeking out real estate acquisition opportunities to increase and diversify our real estate portfolio.  We are currently in the process of conducting preliminary due diligence with respect to potential acquisition opportunities.  We are focusing on properties, both residential and commercial, that are subject to foreclosure proceedings or other otherwise considered real-estate owned (REO) properties held by financial institutions such as banks, credit unions, bankruptcy debtor-in-possession (DIP) lenders, hedge funds, and private equity funds.  In connection with any such potential acquisition, we will likely need to obtain financing for such acquisition.  Such financing could be from the seller or a third-party, and could take the form of debt, whether secured or unsecured, equity, or a combination thereof.  It is possible that, if we locate a potential property acquisition that we seek to pursue, we will be unable to obtain sufficient financing, whether through the borrowing of money or the sale of our securities, necessary to consummate the transaction.

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

Off-Balance Sheet Arrangements

On April 24, 2008, the Company and Terminus, Inc., as co-issuers, issued and sold to a single accredited investor: (i) a $550,000 12% secured promissory note and (ii) 500,000 shares of the Company’s Series A Preferred Stock.  To secure payment of the note, Terminus pledged the 10,000,000 shares of the Company’s Series C Preferred Stock.  The Company was considered a guarantor of the note, and accordingly, treated the note as a contingent liability.   The purpose of the Company’s guarantee of the note was to facilitate the change in control transaction.

On May 4, 2009, the Company and Terminus, Inc., as co-issuers, both defaulted on repayment of the note.  As a result of the default on the note, the Company has become unconditionally liable for repayment of all principal and interest due under the note, has recorded the full amount of all such principal and interest as a liability, and has incurred an expense for such amount.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As set forth in Item 3 below, on May 4, 2009, the Company and Terminus, Inc., as co-issuers, both defaulted on repayment of a $550,000 12% secured promissory note.

On July 10, 2009, the Company, along with Terminus, Inc., entered into a first amendment to the note with the holder of the note.  The amended note extends the maturity date until July 10, 2010.  In addition, the amendment provides that the note may be converted into shares of the Company’s common stock   The conversion price for the amended note is the greater of (i) the then existing par value of the Company’s common stock or (i) 75 % of the average of the per shares market values (as defined in the amended note) during the 20 trading days immediately preceding a conversion date.  If at any time after September 10, 2009, there is either (i) insufficient shares of the Company’s common stock to permit conversions pursuant to the amended note or (ii) the per share market value is less than the then existing par value of the Company’s common stock for a  period of 5 consecutive trading days, the Company will use its best efforts to amend its capital structure by means of either a reverse split of its common stock, an increase in its authorized common stock, or a reduction of the par value of its common stock, or any combination of the foregoing as determined by the Company’s board of directors in its reasonable judgment.

This description set forth above do not purport to be complete and is qualified in its entirety by reference to the amended note attached hereto as an exhibit to this report, which is incorporated herein by reference.

Since the note has been amended, the holder of the note has effected a series of partial conversions and was issued an aggregate of 174,000,000 shares of common stock at a conversion price of $0.001 per share.  In the aggregate, these issuances reduced the debt by $174,000 in principal.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

On May 4, 2009, the Company and Terminus, Inc., as co-issuers, both defaulted on repayment of a $550,000 12% secured promissory note.  Prior to the default, the Company was considered a guarantor of the note, and accordingly, classified the guaranty a contingent liability and as an “off-balance sheet arrangement.”  As a result of the default on the note, the Company has become unconditionally liable for repayment of all principal and interest due under the note, has recorded the full amount of all such principal and interest as a liability, and has incurred an expense for such amount.

On July 10, 2009, the Company, along with Terminus, Inc., entered into a first amendment to the note with the holder of the note.  See Item 2 above.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

See Items 2 and 3.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing

10.1	First Amendment to Promissory Note	Filed herewith.
31.1	Certification of Frank Marshik pursuant to Rule 13a-14(a)	Filed herewith.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant o 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BLACKHAWK FUND

August 14, 2009	/s/ Frank Marshik
Frank Marshik
President
(Principal Executive Officer and Principal Accounting Officer)