Form 10-Q
period 2009-09-30
Blackhawk Fund
filed 2009-11-16
CIK 1096768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X       No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                   Yes ___ No ___

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    No     X

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 13, 2009, 852,293,791 shares of our common stock were outstanding.

ITEM 1 – CONDENSED FINANCIAL STATEMENTS

THE BLACKHAWK FUND
BALANCE SHEET

ASSETS	September 30, 2009	December 31, 2008
Cash	$1,111	11,161
Prepaid Financing Costs	829	829
Total Current Assets	1,940	11,990
Fixed Assets-Net	-	-
Property – Held For Sale	1,000	1,775,900
Prepaid Financing Costs	22,460	22,875
TOTAL ASSETS	$25,400	$$1,810,765

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$231,211	$107,990
Notes Payable, net of discount of $315,775	25,225	854,079
Notes Payable-Related Party	84,591	62,515
Total current liabilities	341,027	1,024,584
Long term liability
Note payable	-	1,936,000
Total Liabilities	341,027	2,960,584

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value:
Series A, authorized 500,000, 500,000 issued and outstanding	50	50
Series B, authorized 10,000,000, 10,000,000 issued and outstanding	1,000	1,000
Series C, authorized 20,000,000, 10,000,000 issued and outstanding	1,000	1,000

Common Stock, $0.0001 par value, 4,000,000,000 shares authorized, 812,293,791 and 562,293,791 shares issued and outstanding, respectively	81,229	56,229
Common Stock B, $0.0001 par value 150,000,000 authorized,
30,000,000 issued and outstanding	3,000	3,000
Additional Paid in Capital	37,976,964	36,136,931
Common Stock Subscribed	-	-
Retained Deficit	(38,378,870)	(38,348,029)

Total Stockholders’ Deficit	(315,627)	(1,149,819)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$25,400	$1,810,765

See accompanying summary of significant accounting policies and notes to financial statements.

THE BLACKHAWK FUND
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	$-	6,000	-	25,765

Cost of Sales	-	-	-	-

Gross Profit	-	6,000	-	25,765

OPERATING EXPENSES
Stock for Services	-	-	-	92,300
General & Administrative	41,772	32,851	85,387	204,597
Interest Expense	326,943	51,045	341,883	644,240
Total Expenses	$368,715	83,896	427,270	941,137
Net Loss from operations	$(368,715)	(77,896)	(427,270)	(915,372)
Other income:
Gain on Sale of Assets	-	-	1,015,178	-
Loss on Guarantee	-	-	(618,750)	-
Net Profit (Loss)	$(368,715)	(77,896)	(30,842)	(915,372)
Net Profit (Loss) per Share	0.00	(0.00)	0.00	0.00

Weighted Average Number of Shares Outstanding	725,584,114	562,293,791	666,417,079	488,593,791

See accompanying summary of significant accounting policies and notes to financial statements.

THE BLACKHAWK FUND
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
(unaudited)

	Nine Months Ended September 30,
	2009	2008

Cash Flows From Operating Activities
Net Profit ( Loss)	(30,842)	(915,372)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Gain on Sale of Disposition of Assets	(1,015,178)	-
Depreciation	-	505
Stock Issued for Services and Financing	24,000	592,300
Discount accretion on note	315,258
Loss on Guarantee	618,750	-
-Changes in Operating Assets and Liabilities:
(Increase) in Prepaid Financing Costs	415	642
Increase (Decrease) in Accounts Payable	58,547	89,850

Net cash used in operating activities	(29,050)	(232,075)

Cash Flows From Investing Activities:
Sale (Purchase) of Assets	-	4,550

Net cash provided by (used in) investing activities	-	4,550

Cash Flows From Financing Activities:
Payments on Notes Payable	-	-
Proceeds from stock issuances, subscriptions and option exercises	-	186,260
Proceeds from notes payable - related party	19,000	78,551
Payments on notes payable	-	(37,324)

Net cash provided by financing activities	19,000	227,487

Net Change in Cash	(10,050)	(38)

Cash Beginning of Period	11,161	2,381

Cash End of Period	1,111	2,343

Supplemental disclosures:
Cash paid for:
Interest	$-	$91,812
Income Taxes	$-	$-

Supplemental disclosures:
Common stock issued for service	$24,000	-
Common stock issued for debt interest	$210,000	-

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

NOTE 2 - STOCK BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for stock based compensation under FASB ASC Topic regarding Accounting for Stock-Based Compensation.  As permitted under this standard, compensation cost was recognized using the intrinsic value method described in FASB ASC Topic regarding Accounting for Stock Issued to Employees. Effective January 1, 2006, the Company has adopted FASB ASC Topic regarding Share-Based Payment and applied the provisions using the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard.  As a result of the adoption of FASB ASC Topic regarding Accounting for Stock-Based Compensation, stock-based compensation expense recognized during the year ended December 31, 2008 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of December 31, 2006, based on the grant date fair value estimated in accordance with the original provisions, and compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions.

Beginning on January 1, 2006, any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with FASB ASC Topic regarding Accounting for Stock-Based Compensation.

During the nine months ended September 30, 2009, the Company had stock based consulting expense of $24,000 as determined under FASB ASC Topic regarding Accounting for Stock-Based Compensation.

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

On July 10, 2009, the Company, along with Terminus, Inc., entered into a first amendment to the note with the holder of the note. The amended note extends the maturity date until July 10, 2010. In addition, the amendment provides that the note may be converted into shares of the Company's common stock The conversion price for the amended note is the greater of (i) the then existing par value of the Company's common stock or (i) 75 % of the average of the per shares market values (as defined in the amended note) during the 20 trading days immediately preceding a conversion date. If at any time after September 10, 2009, there is either (i) insufficient shares of the Company's common stock to permit conversions pursuant to the amended note or (ii) the per share market value is less than the then existing par value of the Company's common stock for a period of 5 consecutive trading days, the Company will use its best efforts to amend its capital structure by means of either a reverse split of its common stock, an increase in its authorized common stock, or a reduction of the par value of its common stock, or any combination of the foregoing as determined by the Company's board of directors in its reasonable judgment.'

Since the note has been amended, the holder of the note has effected a series of partial conversions and was issued an aggregate of 210,000,000 shares of common stock at a conversion price of $0.001 per share. In the aggregate, these issuances reduced the debt by $210,000 in principal. The principal balance of the note at September 30, 2009 is $340,000.

The Company has recorded a beneficial conversion feature relating to this note payable in the amount of $631,033, and recorded $315,258 of the beneficial conversion feature as additional interest expense for the three months ended September 30, 2009.

The balance of the note is recorded on the Company's balance sheet at the net amount of $25,255 after deducting the remaining beneficial conversion feature.

NOTE 6 - RELATED PARTY TRANSACTIONS

At September 30, 2009, Terminus, Inc. the holder of the Company’s Series C Preferred Stock, has loaned the company approximately $84,591.  The loan is payable upon demand with interest at 12%.  Accrued interest as of September 30, 2009 was approximately $10,500.

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

NOTE 9 – 2009 STOCK INCENTIVE PLAN

On August 10, 2009, the Company’s Board of Directors adopted its 2009 Stock Incentive Plan. The Board of Directors approved the issuance of 40,000,000 shares of common stock pursuant to the 2009 Stock Incentive Plan in payment of legal services.

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

We currently hold one property (consisting of two parcels as further described below) in our real estate portfolio, and, in light of the distress in the real estate markets, we are actively seeking out real estate acquisition opportunities to increase and diversify our real estate portfolio.  We have commenced preliminary negotiations and due diligence with respect to the potential acquisition of two resort properties, and we are also currently in the process of conducting preliminary due diligence with respect to additional acquisition opportunities.

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

Recent Developments

Purchase of Land in Riverside County, City of Desert Hot Springs.  In December 2008, we purchased two parcels of undeveloped land in Riverside County, City of Desert Hot Springs, California, for a purchase price of a $1,000 promissory note.  The land approximates 3.5 acres.  This property is zoned for residential dwellings.  The property comprised of these two parcels has not yet been entitled, and management is commencing the initial stages of the entitlement process with Riverside County.  The County has assessed the value of the property (consisting of these two parcels) at $100,814.

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

As set forth above, in December 2008, we purchased two parcels of undeveloped land in Riverside County, City of Desert Hot Springs, California, for a purchase price of a $1,000 promissory note.  The land approximates 3.5 acres.  This property is zoned for residential dwellings.  The property comprised of these two parcels has not yet been entitled, and management is commencing the initial stages of the entitlement process with Riverside County.  The County has assessed the value of the property (consisting of these two parcels) at $100,814.

Also as set forth above, in February 2009, we entered into settlement agreements with certain prior affiliated parties pursuant to which we transferred our condominium located in Carlsbad, California and our residential property located in Oceanside, California.  We recognized a gain on sale of assets of $1,015,178 in connection with this transaction.

In light of the distress in the real estate markets, we are actively seeking out real estate acquisition opportunities to increase and diversify our real estate portfolio.  We have commenced preliminary negotiations and due diligence with respect to the potential acquisition of two resort properties, and we are also currently in the process of conducting preliminary due diligence with respect to additional acquisition opportunities.  We are focusing on properties, both residential and commercial, that are subject to foreclosure proceedings or other otherwise considered real-estate owned (REO) properties held by financial institutions such as banks, credit unions, bankruptcy debtor-in-possession (DIP) lenders, hedge funds, and private equity funds.

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

Results of Operations

Basis of Presentation

The following table sets forth, for the periods indicated, certain unaudited selected financial data:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$--	$6,000	$--	$25,765
Costs of Sales	--	--	--	--
General and administrative	41,772	32,851	85,387	204,597
Stock for services	--	--	--	92,300
Interest Expense	326,943	51,045	341,883	644,240

Operating income (loss)	$(368,715)	$(77,896)	$(427,270)	$(915,372)

Comparison of the three months ended September 30, 2009 and 2008

Net sales.  Our revenues were $0 for the three months ended September 30, 2009, as compared to $6,000 for the three months ended September 30, 2008.  The revenues in 2008 resulted from rental income from our real estate holdings, which we have since transferred in connection with our settlement agreements with certain prior affiliated parties.  The decrease in revenues resulted from a lack of sales of any real estate properties held for development and a lack of revenues from real estate rentals.

Cost of Sales.  Costs of sales were $0 for the three months ended September 30, 2009, as compared to $0 for the three months ended September 30, 2008.

General and administrative.  General and administrative expenses increased to $41,772 for the three months ended September 30, 2009 from $32,851 for the three months ended September 30, 2008.   This increase primarily resulted from legal and consulting fees we incurred in the third quarter of 2009 in connection with our commencement of preliminary negotiations and due diligence with respect to the potential acquisition of two resort properties.

Interest.  Interest expense increased to $326,943 for the three months ended September 30, 2009 from $51,045 for the three months ended September 30, 2008.  The increase primarily results from the amortization of a beneficial conversion option that we recognized in the third quarter of 2009 in connection with the amendment of an outstanding promissory note.  For the quarter, we recognized $315,258 of the beneficial conversion feature as additional interest expense.  This increase was partially offset from our disposition of certain real estate properties in our portfolio that were heavily encumbered with high interest-bearing debt.

Net loss.  We incurred a net loss of $368,715 for the three months ended September 30, 2009, compared to a net loss of $77,896 for the three months ended September 30, 2008.   The increase in net loss resulted primarily from the amortization of a beneficial conversion option that we recognized in the third quarter of 2009 in connection with the amendment of an outstanding promissory note.  This increase was partially offset from our disposition of certain real estate properties in our portfolio that were heavily encumbered with high interest-bearing debt.

Comparison of the nine months ended September 30, 2009 and 2008

Net sales.  Our revenues were $0 for the nine months ended September 30, 2009, as compared to $25,765 for the nine months ended September 30, 2008.  The revenues in 2008 resulted from sales in our media operations division, which we discontinued in 2008, and from rental income from our real estate holdings, which we have since transferred in connection with our settlement agreements with certain prior affiliated parties.  The decrease resulted from our discontinuation of our media operations division, a lack of sales of any real estate properties held for development, and a lack of revenues from real estate rentals.

Cost of Sales.  Costs of sales were $0 for the nine months ended September 30, 2009, as compared to $0 for the nine months ended September 30, 2008.

Stock for Services.  Expenses resulting from the issuance of our common stock were $0 for the nine months ended September 30, 2009, and compared to $92,300 for the first nine months ended September 30, 2008.  This decrease resulted from a complete elimination in shares issued for services in the first three quarters of 2009 as compared to the comparable period of 2008.

General and administrative.  General and administrative expenses decreased to $85,387 for the nine months ended September 30, 2009 from $204,597 for the nine months ended September 30, 2008.   This decrease resulted from a significant reduction in operational overhead in 2009 as compared to 2008.  In addition, we incurred a decrease in general and administrative expenses due to a significant reduction expenses associated with our cessation of media operations.

Interest.  Interest expense decreased to $341,883 for the nine months ended September 30, 2009 from $644,240 for the nine months ended September 30, 2008.  The decrease primarily results from a $500,000 interest expense we incurred in 2008 relating to the change of control that occurred on April 24, 2008.  The decrease also results from our disposition of certain real estate properties in our portfolio that were heavily encumbered with high interest-bearing debt.  The decrease was partially offset by the amortization of a beneficial conversion option that we recognized in the third quarter of 2009 in connection with the amendment of an outstanding promissory note.

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

Net Loss.  We incurred a net loss of $30,842 for the nine months ended September 30, 2009, compared to a net loss of $915,372 for the nine months ended September 30, 2008.   The net loss resulted primarily from our incurring a loss on guarantee of $618,750 in the second quarter of 2009 as a result of a default by us and Terminus, Inc., as co-issuers, on repayment of a 12% promissory note in the principal amount of $550,000 and accrued interest of $68,750.  In addition, the net loss also resulted from the amortization of a beneficial conversion option that we recognized in the third quarter of 2009 in connection with the amendment of that promissory note.  The net loss was offset by a $1,015,178 gain on disposition of assets we realized in connection with the disposition of two properties.

The decrease in net loss from the comparable period in 2008 resulted primarily from the $1,015,178 gain on disposition of assets we realized in connection with the disposition of two properties and the elimination of a $500,000 interest expense we incurred in 2008 relating to the change of control that occurred on April 24, 2008.

Liquidity and Capital Resources

We have financed our operations, debt service, and capital requirements through cash flows generated from operations and through issuance of debt and equity securities.  Our working capital deficit at September 30, 2009 was $339,087, and we had cash of $1,111 as of September 30, 2009.

We used $29,050 of net cash in operating activities for the nine months ended September 30, 2009, compared to using $232,075 in the nine months ended September 30, 2008.  The net loss of $30,842 was offset by a non-cash gain on sale of assets of $1,015,178.  We recognized non-cash expenses of $618,750 in connection with a loss incurred on a guarantee, $315,258 from the amortization of a beneficial conversion option, and $24,000 from the issuance of stock for services rendered.  In addition, our accounts payable and accrued expenses increased by $58,547, while our prepaid financing costs decreased by $415.

We generated $0 net cash flows from investing activities for the nine months ended September 30, 2009, and September 30, 2008.

Net cash flows provided by financing activities were $19,000 for the nine months ended September 30, 2009, compared to net cash flows provided by financing activities of $195,455 for the nine months ended September 30, 2008.  This cash provided by financing activities for the nine months ended September 30, 2009 was due to proceeds from related party notes of $19,000.  For the nine months ended September 30, 2008, the cash provided by financing activities was due to proceeds from the exercise of stock options and receipt of stock subscriptions of $186,260 and proceeds from related party notes of $46,509, offset by repayment of $37,324 of debt.

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

This description set forth above do not purport to be complete and is qualified in its entirety by reference to the amended note attached hereto as an exhibit to our quarterly report on Form 10-Q for the period ended June 30, 2009.

Since the note has been amended, the holder of the note has effected a series of partial conversions and was issued an aggregate of 210,000,000 shares of common stock at a conversion price of $0.001 per share.  In the aggregate, these issuances reduced the debt by $210,000 in principal.

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

THE BLACKHAWK FUND

November 16, 2009	/s/ Frank Marshik
Frank Marshik
President
(Principal Executive Officer and Principal Accounting Officer)