Form 10-K
period 2009-12-31
Blackhawk Fund
filed 2010-04-15
CIK 1096768

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.0001 par value

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $112,459 on June 30, 2009.

As of March 31, 2010, 910,293,791shares of our common stock were issued and outstanding.

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

2008

On April 24, 2008, in connection with the consummation of the purchase and sale of our Series C Preferred Stock, we entered into a stock purchase agreement with Terminus, Inc. (“Terminus”) and Palomar whereby Terminus purchased 10,000,000 shares of our Series C Preferred Stock from Palomar. Each share of Series C Preferred Stock was entitled to 100 votes per share. As of the date thereof, we had approximately 562,293,791 million shares of our common stock outstanding. As a result, the sale of the Series C Preferred Stock by Palomar to Terminus effectively transferred Palomar’s control of the company to Terminus, giving Terminus approximately 62% of all votes entitled to be cast in any matter requiring or permitting a vote of stockholders. The funds for the acquisition were obtained pursuant to the issuance of the $550,000 promissory note.  The sale of the shares of Series C Preferred Stock was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(1) of the Securities Act (under the so-called “4(1 ½) exemption” of the Securities Act).

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

Fiscal 2008 and Fiscal 2009 Developments

Website Launch. On July 20, 2009, we launched our new corporate website at www.blackhawkfund.com. Information contained on our website shall not be deemed to be part of this report.

Amendment of Note Issued in April 2008 Financing. On May 4, 2009, we and Terminus, Inc., as co-issuers, both defaulted on repayment of a $550,000 12% secured promissory note issued in April 2008.  Prior to the default, we were considered a guarantor of the note, and accordingly, classified the guaranty a contingent liability and as an “off-balance sheet arrangement.”  As a result of the default on the note, we became unconditionally liable for repayment of all principal and interest due under the note, we recorded the full amount of all such principal and interest as a liability, and we have incurred an expense for such amount.  Accordingly, on July 10, 2009 we, along with Terminus, Inc., entered into a first amendment to the April 2008 Note with the holder of such note.  The amended note extends the maturity date until July 10, 2010.  In addition, the amendment provides that the note may be converted into shares of our common stock   The conversion price for the amended note is the greater of (i) the then existing par value of the Company’s common stock or (ii) 75 % of the average of the per shares market values (as defined in the amended note) during the 20 trading days immediately preceding a conversion date.  If at any time after September 10, 2009, there is either (i) insufficient shares of our common stock to permit conversions pursuant to the amended note or (ii) the per share market value is less than the then existing par value of our common stock for a  period of 5 consecutive trading days, we will use its best efforts to amend its capital structure by means of either a reverse split of its common stock, an increase in its authorized common stock, or a reduction of the par value of its common stock, or any combination of the foregoing as determined by our board of directors in its reasonable judgment.

Distribution of Certain Real Property Held for Sale. In February 2009, we entered into settlement agreements with certain prior affiliated parties pursuant to which we transferred our condominium located in Carlsbad, CA and our residential property located in Oceanside, California.  We entered into a settlement agreement with Angel Acquisition Corp. (“Angel”) under which Angel agreed to cancel and forgive a promissory note made by us in the aggregate principal amount of $841,828 in exchange for the Carlsbad condominium property.   This property also is subject to a $496,000 mortgage which is now the responsibility of Angel.  We also entered into a settlement agreement with Debbie Avey with whom we had previously entered into a joint venture in relation to the residential property in Oceanside, CA.  Pursuant to the agreement, Ms. Avey released us from any and all liability pursuant to the joint venture as well as any liability associated with the 2 mortgage notes on this property ($1,120,000 and $320,000) in exchange for the property.

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

Change in Control and Management.  In April 2008, there was a change in control and in management of our company.  See “Changes in Control—2008” above

April 2008 Financing.  In April 2008, we, along with Terminus, Inc. as co-issuers, issued and sold to a single accredited investor: (i) a $550,000 12% secured promissory note and (ii) 500,000 shares of our series A preferred stock.  To secure payment of the note, Terminus pledged the 10,000,000 shares of its series C preferred stock.

Current Business Plan

The Blackhawk Fund acquires and redevelops residential and commercial real estate for investment.  Once we acquire a property, we redevelop and refurbish the properties, seeking to enhance the value of the properties.  Once a property is refurbished, we seek to generate revenue by rental of the property, and we also seek to resell the properties if market conditions permit.  We currently hold one property as discussed under “2009 Developments.”

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

Business Objectives and Strategies

Our primary business objective is to acquire, develop and manage real estate properties that will provide cash for distributions to shareholders while also creating the potential for capital appreciation to enhance investor returns.

Investment Strategy — External Growth through Opportunistic Acquisition Platforms

The requirements that acquisitions be accretive on a long-term basis based on our cost of capital, as well as increase the overall portfolio quality and value, are core to our acquisition program. We may also engage in discussions with public and private entities regarding business combinations.

Capital Strategy — Balance Sheet Focus and Access to Capital

Given the significant turmoil in the capital markets and the unprecedented disruption of the economy, our primary capital objective is to maintain a flexible balance sheet through conservative financial practices while seeking access to sufficient capital to fund future growth. We intend to finance acquisitions and property redevelopment with sources of capital determined by management to be the most appropriate based on, among other factors, availability in the current capital markets, pricing and other commercial and financial terms. The sources of capital may include the issuance of public equity, unsecured debt.

Operating Strategy — Experienced Management Team with Proven Track Record

Our management team has experience in the real estate industry. We believe our management team has the ability to create value internally through property development and strategic dispositions. We intend to capitalize on our expertise in the acquisition, redevelopment, leasing and management of retail real estate by establishing joint ventures, in which we intend to earn, in addition to a return on our investment, management, fees.

We intend that in some instances, operating functions such as leasing, property management, construction, finance and legal (collectively, the “Operating Departments”) will be provided by our personnel, providing for fully integrated property management and development. Because we intend that that Operating Departments will have involvement with, and corresponding understanding of, the acquisition process, we expect that transition time is minimized and management can immediately execute on its strategic plan for each asset.

We intend to hold properties in our portfolio for long-term investment. As such, we intend to review our existing portfolio and implement programs to enhance the property’s market position.

Property Acquisitions

Purchase of Desert Hot Springs Real Estate. In December 2008, we purchased two lots consisting of 3.5 acres in Desert Hot Springs, California. This property is zoned for residential dwellings. We are determining whether to build finished lots or in the alternative to sell the land to a developer. The value of the property has been assessed at $100,814.

Asset Dispositions

Distribution of San Diego County Real Estate. In February 2009, we transferred a condominium located in Carlsbad, California and a residential property located in Oceanside, California. We recognized a gain on sale of assets of $1,015,179 in connection with this transaction resulting from the reduction and elimination of the debt associated with these properties.

Competition

There are numerous entities that compete with us in seeking properties for acquisition and tenants that will lease space in our properties. Our competitors include real estate investment trusts, financial institutions, private companies and individuals. We expect our properties to compete for tenants with similar properties primarily on the basis of location, total occupancy costs (including base rent and operating expenses) and the design and condition of the improvements.

Company Website

All of our filings with the Securities and Exchange Commission, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge at our website at www.blackhawkfund.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. These filings can also be accessed through the Securities and Exchange Commission’s website at www.sec.gov.

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

Item 2.  PROPERTIES

We lease office space at 1802 N. Carson Street, Suite 212, Carson City, Nevada, 89701. Our Carson Street lease costs $100 per month and expired on December 31, 2008.  However, we currently occupy the office space on a month-to-month lease.

The existing facilities are adequate for our current operations.  We anticipate that additional facilities may be leased or purchased as needed and that facilities that are adequate for our needs are readily available.

Item 3.   LEGAL PROCEEDINGS

We are not a party to material legal proceedings as of the date of this report.

Item 4.   (REMOVED AND RESERVED).

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Until January 3, 2005, our common stock was quoted on the OTC Bulletin Board under the symbol ZWLL.OB. On January 3, 2005, in connection with our name change and 1-800 reverse stock split, our symbol changed to BHWF.OB.

These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.  The following table shows the high and low bid prices for our common stock for each quarter since January 1, 2008 as reported by the OTC Bulletin Board.

We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of our stock.  Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2008 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$0.002	$0.001
Second quarter	0.001	0.001
Third quarter	0.00	0.10
Fourth quarter	0.00	0.00

2009 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$0.0002	$0.0001
Second quarter	0.0010	0.0001
Third quarter	0.0045	0.0003
Fourth quarter	0.0011	0.0003

As of March 31, 2010 there were approximately 56 record holders of our common stock. This does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

Securities Authorized for Issuance Under Equity Compensation Plans.  The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2009:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)(2)	—	—	612,611,979
Equity compensation plans not approved by security holders (3)(4)	—	—	126,500,000
Total	-	—	729,111,979

(1) Amended and Restated 2004 Stock Plan. On June 15, 2004, our board of directors adopted (and further amended and restated on July 22, 2004 and December 6, 2004) our Amended and Restated 2004 Stock Plan. The purpose of the 2004 Stock Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of The Blackhawk Fund and our subsidiaries, by offering them an opportunity to participate in our future performance through awards of options, restricted stock and stock bonuses The maximum aggregate number of shares of common stock that may be issued and sold under all awards granted under the plan is 207,500,000 shares, and as of December 31, 2009, we have issued 207,500,000 shares under the plan, and there are no options outstanding under this plan.

(2) 2005 Stock Plans. On February 25, 2005, our board of directors adopted our 2005 Stock Plans (consisting of tEmployee Stock Incentive Plan and the Non-Employee Directors and Consultants Retainer Stock Plan). The purpose of the 2005 Stock Plans is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of The Blackhawk Fund and our subsidiaries, by offering them an opportunity to participate in our future performance through awards of options, restricted stock and stock bonuses. The maximum aggregate number of shares of common stock that may be issued and sold under all awards granted under the 2005 Stock Plans is 975,000,000 shares, and as of December 31, 2009, we have issued 362.388,021 shares under the plan, and there are no options outstanding under these plans.

(3) 2007 Stock Incentive Plan. On June 7, 2007, our board of directors adopted our 2007 Stock Incentive Plan. The purpose of the plan is intended to secure for the Company and its Affiliates the benefits arising from ownership of the Company’s Common Stock by the Employees, Officers, Directors and Consultants of the Company and its Affiliates, all of whom are and will be responsible for the Company’s future growth. The Plan is designed to help attract and retain for the Company and its Affiliates personnel of superior ability for positions of exceptional responsibility, to reward Employees, Officers, Directors and Consultants for their services and to motivate such individuals through added incentives to further contribute to the success of the Company and its Affiliates The maximum aggregate number of shares of common stock that may be issued and sold under all awards granted under the plan is 250,000,000 shares, and as of December 31, 2009, we have issued 200,000,000 shares under the plan, and there are no options outstanding under this plan.

(4) 2009 Stock Incentive Plan. The purpose of our 2009 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 200,500,000 shares, subject to adjustment, and as of December 31, 2009, we have issued 124,000,000 shares.

Our compensation committee which is appointed by our board of directors administers our plan and has full power to grant stock options and common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable an proper. Any decision made, or action taken, by the compensation committee or our board of directors arising out of or in connection with the interpretation and administration of the plan is final and conclusive.

The compensation committee or our board of directors, in its absolute discretion, may award common stock to employees of, consultants to, and directors of the company, and such other persons as the board of directors or compensation committee may select, and permit holders of common stock options to exercise such options prior to full vesting therein and hold the common stock issued upon exercise of the option as common stock. Stock options may also be granted by our board of directors or compensation committee to non-employee directors of the company or other persons who are performing or who have been engaged to perform services of special importance to the management, operation or development of the company.

In the event that our outstanding common stock is changed into or exchanged for a different number or kind of shares or other securities of the company by reason of merger, consolidation, other reorganization, recapitalization, combination of shares, stock split-up or stock dividend, prompt, proportionate, equitable, lawful and adequate adjustment shall be made of the aggregate number and kind of shares subject to stock options which may be granted under the plan.

Our board of directors may at any time, and from time to time, suspend or terminate the plan in whole or in part or amend it from time to time in such respects as our board of directors may deem appropriate and in our best interest.

Recent Sales of Unregistered Securities

On March 19, 2010, we issued an 8% $50,000 convertible promissory note to a single accredited investor.  The note is due and payable on March 19, 2015.  In addition, the note is convertible into shares of our common stock.   The conversion price for the note is the greater of (i) the then existing par value of the Company's common stock or (ii) 75 % of the average of the per shares market values (as defined in the amended note) during the 20 trading days immediately preceding a conversion date. If at any time after September 10, 2009, there is either (i) insufficient shares of the Company's common stock to permit conversions pursuant to the amended note or (ii) the per share market value is less than the then existing par value of the Company's common stock for a period of 5 consecutive trading days, the Company will use its best efforts to amend its capital structure by means of either a reverse split of its common stock, an increase in its authorized common stock, or a reduction of the par value of its common stock, or any combination of the foregoing as determined by the Company's board of directors in its reasonable judgment.  The proceeds for the sale of the note were for working capital and general corporate purposes.  The issuance was exempt under Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

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

General

The Blackhawk Fund acquires and redevelops residential and commercial real estate for investment.  Once we acquire a property, we redevelop and refurbish the properties, seeking to enhance the value of the properties.  Once a property is refurbished, we seek to generate revenue by rental of the property, and we also seek to resell the properties if market conditions permit.  We currently hold one property in our real estate portfolio.

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

We are currently focused on expanding our real estate development business.   We currently have one property in our portfolio and are engaged in preliminary discussion for the acquisition of two others.  We expect to have at least two properties in our portfolio at the end of fiscal 2010.

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

Results of Operations

Basis of Presentation

The following table sets forth, for the periods indicated, certain unaudited selected financial data:

	Year Ended
	December 31,
	2009	2008

Revenues	$—	$31,765
Costs of Sales	—	—
General and administrative	82,165	344,462
Gain on sale of assets	1,015,179	—
Loss on guarantee	(618,750)	—
Interest Expense	(489,982)	632,483

Operating loss	$(175,718)	$(945,180)

Comparison of the year ended December 31, 2009 and 2008

Net sales.  Our revenues were $0 for the year ended December 31, 2009 as compared to 31,765 for the year ended December 31, 2008.  This decrease resulted from our prior decision to cease our media operations in the end of fiscal 2008.  In addition, the decrease resulted from a lack of sales of any real estate properties held for development or any real estate properties generating rental revenue.  The disposition of property in 2009 did not result in revenues to us, rather it was in exchange for a settlement in which prior affiliates forgave amounts due under promissory notes in exchange for the properties.  Our revenues were generated from rental income from our real estate properties and revenues from our former media operations.

Cost of Sales.  Costs of sales were $0 for the years ended December 31, 2009 and 2008.

General and administrative.  General and administrative expenses decreased to $82,165 for the year ended December 31, 2009 as compared to 344,462 for the year ended December 31, 2008.   This decrease resulted from a significant reduction in shares and options issued for services in 2009 as compared to 2008.

Gain on sale of assets.   We recognized a non-cash gain on sale of assets of $1,015,179 in 2009.  This gain was related to our settlements with former affiliates pursuant to which they forgave amounts due under promissory notes made by us as released us from liability under mortgage notes in exchange for the real estate properties.

Loss on guarantee.  We recognized a loss on guarantee of $618,750 in 2009.  This loss on guarantee is a result of the default under a promissory note on which we are the guarantor.  The issuer defaulted on the note in 2009 giving rise to obligations under the note which became due and payable.

Interest.  Interest expense decreased to $489,982 for the year ended December 31, 2009 as compared to interest expense of $632,483 for the year ended December 31, 2008. The decrease in interest was primarily attributed to the forgiveness of promissory notes made by us and former affiliates assuming liability under mortgage notes in exchange for real estate properties.

Net loss.  We incurred an operating loss of $175,718 for the year ended December 31, 2009 as compared to $945,180 for the year ended December 31, 2008.   The reduction in net loss resulted primarily from non-cash gain on sale of asset in 2009 as well as a reduction in shares and options issued for services in 2009 as compared to 2008.

Liquidity and Capital Resources

We have financed our operations, debt service, and capital requirements through cash flows generated from operations and through issuance of debt and equity securities.  Our working capital deficit at December 31, 2009 was $416,784, and we had cash of $2,719 as of December 31, 2009.

We used $31,942 of net cash in operating activities for the year ended December 31, 2009, compared to using $247,796 in the year ended December 31, 2008.  The net loss of $175,718 was offset by a non-cash gain on the sale of assets of $1,105,178 as well as non-cash expenses of $420,516 in discount accretion on a note, 618,750 loss on guarantee, $24,000 of stock and options issued for services, an increase of $71,984 in accounts payable, and an increase of $23,704 in prepaid financing costs.

We generated no cash flows from investing activities for the year ended December 31, 2009, whereas we used $3,550 in net cash flows from investing activities for the year ended December 31, 2008.  The cash flow generated from investing activities related to the disposition of certain equipment.

Net cash flows provided by financing activities were $23,500 for the year ended December 31, 2009, compared to net cash flows provided by financing activities of $253,026 for the year ended December 31, 2008.  The only proceeds received in 2009 was generated from a note payable from related party.  In 2008, our cash provided by financing activities was due to proceeds from the exercise of stock options and receipt of stock subscriptions of $186,260, proceeds from a note payable of $26,251, and proceeds from related party notes payable of $40,515.

Capital Requirements

Our financial statements for the fiscal year ended December 31, 2009 state that we have incurred significant losses, have a negative capital, and a negative current ratio.  These factors, among others indicate that we may not be able to continue as a going concern.  We believe that, as of the date of this report, in order to fund our plan of operations over the next 12 months, we will need to fund operations out of cash flows generated from operations, from the borrowing of money, and from the sale of additional securities.  It is possible that we will be unable to obtain sufficient additional capital through the borrowing of money or the sale of our securities as needed.

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

Item 8.  FINANCIAL STATEMENTS

GRUBER & COMPANY, LLC
121 Civic Center Drive, Suite 225
Lake Saint Louis, MO, United States
Phone: (636) 561-5639

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
The Blackhawk Fund
Carson City, Nevada

We have audited the accompanying balance sheet of The Blackhawk Fund (“Blackhawk” or the “Company”) as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of Blackhawk’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blackhawk as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the period described in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Gruber & Company, LLC

Gruber & Company, LLC
Lake St. Louis, MO.
April 13, 2010

THE BLACKHAWK FUND
BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,719	$11,161
Prepaid financing costs	-	829

Total current assets	2,719	11,990

PROPERTY — HELD FOR SALE	1,000	1,775,900

PREPAID FINANCING COSTS	0	22,875
TOTAL ASSETS	$3,719	$1,810,765

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$199,256	$107,990

Note payable, net of discount of $420,516 and $0, respectively	130,483	854,079

Notes payable - related party	89,764	62,515
Total current liabilities	419,503	1,024,584

LONG TERM LIABILITIES

Note payable	-	1,936,000

TOTAL LIABILITIES	419,503	2,960,584

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value, 50,000,000 shares authorized:
Series A, 500,000 issued and outstanding	50	50
Series B, 10,000,000 issued and outstanding	1,000	1,000
Series C, 10,000,000 issued and outstanding	1,000	1,000

Common stock, $0.0001 par value, 4,000,000,000 shares authorized, 896,293,791 and 562,293,791 shares issued and outstanding, respectively	89,629	56,229

Common stock B, 30,000,000 issued and outstanding	3,000	3,000

Additional paid in capital	38,013,284	37,136,931
Accumulated deficit	(38,523,747)	(38,348,029)
Total stockholders’ deficit	(415,784)	(1,149,819)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,719	$1,810,765

THE BLACKHAWK FUND
STATEMENTS OF OPERATIONS
Years Ended December 31, 2009 and 2008

	2009	2008

Revenues	$-	$31,765

Cost of sales	-	-

Gross profit	-	31,765

OPERATING EXPENSES

General and administrative	82,165	344,462

OTHER INCOME / (EXPENSES)
Gain on sale of assets	1,015,179	-
Loss on guarantee	(618,750)	-
Interest Expense	(489,982)	(632,483)

NET LOSS	$(175,718)	$(945,180)

Basic and Diluted net loss per common share	$-	$(0.01)

Weighted average number of shares outstanding	693,574,011	507,018,791

THE BLACKHAWK FUND
Statement of Stockholders’ Deficit
For the Years Ended December 31, 2009 and 2008

	Preferred Stock Series A		Preferred Stock Series B & C
	Shares	Amount	Shares	Amount

Balances, December 31, 2007	-	$-	20,000,000	$2,000
Issuance	500,000	50	-	-
Stock for cash and services	-	-	-	-
Subscription	-	-	-	-
Options/net loss for year	-	-	-	-
Balances, December 31, 2008	500,000	50	20,000,000	2,000
Issuance of common stock to retire debt	-	-	-	-
Issuance of stock for professional services	-	-	-	-

Net loss	-	-	-	-

Balances, December 31, 2009	500,000	$50	20,000,000	$2,000

THE BLACKHAWK FUND
Statement of Stockholders’ Deficit
For the Years Ended December 31, 2009 and 2008

	Common Stock Series B		Common Stock
	Shares	Amount	Shares	Amount

Balances, December 31, 2007	30,000,000	$3,000	341,193,791	$34,119
Issuance	-	-	-	-
Stock for cash and services	-	-	221,100,000	22,110
Subscription	-	-	-	-
Options/net loss for year	-	-	-	-
Balances, December 31, 2008	30,000,000	3,000	562,293,791	56,229
Issuance of common stock to retire debt	-	-	210,000,000	21,000
Issuance of stock for professional services	-	-	124,000,000	12,400

Net loss	-	-	-	-

Balances, December 31, 2009	30,000,000	$3,000	896,293,791	$89,629

THE BLACKHAWK FUND
Statement of Stockholders’ Deficit
For the Years Ended December 31, 2009 and 2008

	Additional			Total
	Paid-In	Stock	Accumulated	Stockholders'
	Capital	Receivable	Deficit	Deficit

Balances, December 31, 2007	$36,604,393	$(223,862)	$(37,402,849)	$(983,199)
Issuance	499,950	-	-	500,000
Stock for cash and services	96,227	-	-	118,337
Subscription	(179,124)	223,862	-	44,738
Options/net loss for year	115,485	-	(945,180)	(829,695)
Balances, December 31, 2008	37,136,931	-	(38,348,029)	(1,149,819)
Issuance of common stock to retire debt	820,033	-	-	841,033
Issuance of stock for professional services	56,320			68,720

Net loss	-	-	(175,718)	(175,718)
				-
Balances, December 31, 2009	$38,013,284	$-	$(38,523,747)	$(415,784)

THE BLACKHAWK FUND
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009 and 2008

	2009	2008

Cash Flows From Operating Activities
Net loss	$(175,718)	$(945,180)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	505
Discount accretion on note	420,516
Gain on sale of assets	(1,015,178)	-
Loss on guarantee	618,750	-
Stock issued for services and financing	24,000	592,300
Prepaid financing costs	23,704	829
Accounts payable and accrued liabilities	71,984	103,750

Net cash used in operating activities	(31,942)	(247,796)

Cash Flows From Investing Activities:
Proceeds from sale of assets	-	3,550

Net cash provided by investing activities		3,550

Cash Flows From Financing Activities:
Proceeds from notes payable	-	26,251
Proceeds from stock issuances, subscriptions and option exercises	-	186,260
Proceeds from notes payable - related party	23,500	40,515

Net cash provided by financing activities	23,500	253,026

Net Change in Cash	(8,442)	8,780

Cash Beginning of Period	11,161	2,381

Cash End of Period	$2,719	$11,161

Supplemental disclosures:
Cash paid for:
Interest	-	95,549
Income Taxes	-	-

Supplemental disclosure of non-cash investing and financing activities:
Controlling shareholder assumption of mortgage related to the Carlsbad property	$496,000	-
Debt forgiveness and transfer of Carlsbad and Oceanside property	$2,287,079	-
Purchase of undeveloped land for issuance of note payable	$1,000	-

THE BLACKHAWK FUND
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Blackhawk Fund (“Blackhawk” or the “Company”) was organized on November 5, 1998 in Nevada as USA Telecom. In 1998, the entity amended its articles of incorporation to change its name to USA Telcom, in 2000 it amended its articles of incorporation to change its name to USA Telcom Internationale, in 2004 it amended its articles of incorporation to change its name to ZannWell Inc., and in January 2005, it amended its articles of incorporation to change its name to Blackhawk Fund. For the year ended December 31, 2009 the Company was in the business of residential and commercial real estate acquisition and development.

 Cash and cash equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly- liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Advertising expenses

Advertising and marketing expenses are charged to operations as incurred there were no expenses in 2009 or 2008.

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

As of December 31, 2009, the deferred tax asset is related solely to the Company’s net operating loss carry forward and is fully reserved.

Loss per share

Basic loss per share are computed by dividing the net loss by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted loss per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2009, the Company’s outstanding warrants are considered anti-dilutive.

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

Recent Accounting Pronouncements

In February 2010, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-9”). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an Securities and Exchange Commission (“SEC”) filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its consolidated results of operations or financial position.

In January 2010, FASB issued ASU 2010-6 Improving Disclosures about Fair Measurements ("ASU 2010-6"). ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated results of operations or financial position.

In January 2010, FASB issued ASU 2010-2 Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification ("ASU 2010-2"). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification, originally issued as FASB Statement of Financial Accounting Standards (“FAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 is effective for the Company starting January 1, 2010. The Company does not expect the adoption of ASU 2010-2 to have a material impact on the Company's consolidated results of operations or financial position.

In December 2009, FASB issued ASU 2009-17 Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities ("ASU 2009-17"). ASU 2009-17 amends the FASB Accounting Standards Codification (“ASC”)for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASU 2009-17 to have a material impact on its consolidated results of operations or financial position.

In December 2009, FASB issued ASU 2009-16 Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets ("ASU 2009-16"). ASU 2009-16 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB SFAS No. 140. The amendments in ASU 2009-16 improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009.  The Company does not expect the adoption of ASU 2009-16 to have a material impact on its results of operations or financial position.

In August 2009, FASB issued ASU 2009-5 Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value ("ASU 2009-5"). ASU 2009-5 provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. ASU 2009-5 clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value. ASU 2009-5 was effective for the Company for interim and annual periods ending after September 30, 2009. The adoption of ASU 2009-5 did not have a material impact on the Company's results of operations or financial position.

 In August 2009, FASB issued ASU 2009-4 Accounting for Redeemable Equity Instruments—an Amendment to Section 480-10-S99 ("ASU 2009-4"). ASU 2009-4 represents a SEC update to Section 480-10-S99, Distinguishing Liabilities from Equity. The adoption of guidance within ASU 2009-4 did not have an impact on the Company's results of operations or financial position.

 In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162, (now codified within ASC 105, Generally Accepted Accounting Principles ("ASC 105")). ASC 105 establishes the Codification as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. All guidance contained in the Codification carries an equal level of authority. Following this statement, FASB will not issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve only to: (1) update the Codification; (2) provide background information about the guidance; and (3) provide the bases for conclusions on the change(s) in the Codification. ASC 105 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. The adoption of ASC 105 did not have an impact on the Company's results of operations or financial position.

 In May 2009, FASB issued SFAS No. 165, Subsequent Events, (now codified within ASC 855, Subsequent Events ("ASC 855")). ASC 855 establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 was effective for the Company on April 1, 2009. The adoption of ASC 855 did not have a material impact on the Company's results of operations or financial position.

In April 2009, FASB issued FSP FAS 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (now codified within ASC 320, Investments—Debt and Equity Securities ("ASC 320")). ASC 320 provides greater clarity about the credit and noncredit component of an other-than-temporary impairment event and more effectively communicates when an other-than-temporary impairment event has occurred. ASC 320 amends the other-than-temporary impairment model for debt securities. The impairment model for equity securities was not affected. Under ASC 320, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. This standard was effective for interim periods ending after June 15, 2009. The adoption of ASC 320 did not have a material impact on the Company's results of operations or financial position.

 In April 2009, FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (now codified within ASC 820, Fair Value Measurements and Disclosures). ASC 820 provides guidelines for making fair value measurements more consistent and provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. ASC 820 is applied to all assets and liabilities (i.e., financial and non-financial) and requires enhanced disclosures. This standard was effective for periods ending after June 15, 2009. The adoption of ASC 820 did not have a material impact on the Company's results of operations or financial position.

 In April 2009, FASB issued FSP 107-1 and Accounting Principles Board 28-1, Interim Disclosures about Fair Value of Financial Instruments (now codified within ASC 825, Financial Instruments ("ASC 825")). ASC 825 requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. ASC 825 was effective for interim periods ending after June 15, 2009. The adoption of ASC 825 did not have a material impact on the Company's consolidated results of operations or financial position.

In June 2008, FASB issued FSP—Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (now codified within ASC 260, Earnings Per Share ("ASC 260")). Under ASC 260, unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ASC 260 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. The adoption of ASC 260 did not have a material impact on the Company's earnings per share calculations.

In April 2008, FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (now codified within ASC 350, Intangibles—Goodwill and Other ("ASC 350")). ASC 350 provides guidance for determining the useful life of a recognized intangible asset and requires enhanced disclosures so that users of financial statements are able to assess the extent to which the expected future cash flows associated with the asset are affected by our intent and/or ability to renew or extend the arrangement. ASC 350 was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of ASC 350 on January 1, 2009 did not impact the Company's results of operations or financial position.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (now codified within ASC 815, Derivatives and Hedging ("ASC 815")). ASC 815 requires enhanced disclosures about an entity's derivative and hedging activities aimed at improving the transparency of financial reporting. ASC 815 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815 did not have any impact on the Company's results of operations or financial position.

In December 2007, FASB issued SFAS No. 141(R), Business Combinations (now codified within ASC 805, Business Combinations ("ASC 805")). ASC 805 establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. ASC 805 significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under ASC 805, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. The provisions of this standard applied to any acquisitions completed on or after December 15, 2008. The adoption of ASC 805 did not have an impact on the Company's results of operations or financial position.

 In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (now codified within ASC 810, Consolidation ("ASC 810")). ASC 810 changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. The provisions of ASC 810 were applied to all noncontrolling interests prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented and have been disclosed as such in our consolidated financial statements herein. ASC 810 became effective for fiscal years beginning on or after December 15, 2008. The Company adopted ASC 810 effective January 4, 2009. The adoption of ASC 810 did not have an initial material impact on the Company’s results of operations or financial position.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (now codified within ASC 820). ASC 820 provides guidance for using fair value to measure assets and liabilities. Under ASC 820, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The guidance within ASC 820 became effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the FASB provided a one year deferral for implementation of the standard for non-recurring, non-financial assets and liabilities. The Company adopted ASC 820 for non-financial assets and non-financial liabilities effective January 1, 2009, which did not have any effect on its results of operations or financial position.

NOTE 2 - STOCK BASED COMPENSATION

Prior to January 1, 2006, we accounted for stock based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Effective January 1, 2006, the Company has adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of the adoption of SFAS 123R, stock-based compensation expense recognized during the year ended December 31, 2008 includes compensation expense for all share-based payments granted on or prior to, but not yet vested as of December 31, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Beginning on January 1, 2006, any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with SFAS 123R.

During the year ended December 31, 2009 and 2008, the Company recorded stock based consulting expense of $24,000 and $592,300, respectively, as determined under SFAS 123R.

NOTE 3 - PROPERTY - HELD FOR SALE/FIXED ASSETS

In late March 2006, the Company purchased a condominium located in Carlsbad, California for $625,083 (“Carlsbad Property”). The Company intended to renovate and sell the condominium upon completion of the planned renovations, and, accordingly, it has been designated as “held-for-sale.” Therefore, it will be carried at the lower cost or fair value (net of expected sales costs) during the renovation period and will not be depreciated. Major improvements and renovations were capitalized.

In June of 2006, the Company entered into a joint venture agreement to renovate and then sell a residential home located in Oceanside, California (“Oceanside Property”). The Company is a 50% joint venture partner, but has the right to exercise control. The Company is 100% responsible for improvement costs, with these costs to be reimbursed upon sale and any remaining profits allocated evenly. The Company has valued the house at the original value of the liability assumed of $1,000,000. As the intention on this property is identical to the Carlsbad Property, the Oceanside Property has been designated as “held for sale”. The Company has capitalized improvements on this property of $149,817.

In February 2009, the Company entered into settlement agreements with certain prior affiliated parties pursuant to which the Company transferred the Carlsbad Property and Oceanside Property.  The Company entered into a settlement agreement with the former controlling stockholder of the Company under which the former controlling stockholder agreed to cancel and forgive a promissory note made by the Company in the aggregate principal amount of $841,828 in exchange for the Carlsbad Property.   The Carlsbad Property is also subject to a $496,000 mortgage which is now the responsibility of the former controlling stockholder.

The Company also entered into a settlement agreement with a joint venture partner in relation to the Oceanside, Property.  Pursuant to the agreement, the joint venture partner released the Company from any and all liability pursuant to the joint venture as well as any liability associated with the two mortgage notes on this property ($1,120,000 and $320,000) in exchange for the property.

The Company recognized a gain on of $1,015,178 in connection with the settlement agreements for the Carlsbad Property and the Oceanside Property.

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

On April 24, 2008, the Company issued 500,000 shares of the newly designated Series A Preferred Stock as part of a financing transaction with Teriminus, Inc. (“Terminus”). See Note 6. The Company has valued the convertible shares using the Black-Scholes model and has recognized a financing expense equivalent to the stated value of the Series A Preferred Stock of $500,000.

On August 19, 2008, the Company amended and restated its articles of incorporation (“August Amendment”) to increase the aggregate number of shares of all classes of preferred stock which the Company shall have authority to issue to 50,000,000 shares with a par of $0.0001 per share.

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

NOTE 5 - COMMON STOCK

During the year ended December 31, 2008, the Company issued 221,100,000 shares of common stock under its stock option plan resulting in an expense of $592,300 and cash received $186,260.

During the year ended December 31, 2009, the Company issued 210,000,000 shares of common stock to retire debt (See Note 6). The Company also issued 124,000,000 shares of common stock for professional services rendered.

In connection with the August Amendment, the Company’s changed the par value of its common stock from $0.001 to $0.0001.

NOTE 6 – PROMISSORY NOTES

In conjunction with the purchase of the condominium described in Note 3 above, the Company executed a 30-year adjustable rate promissory note for $496,000. The initial interest rate on the note is 7.875%. Pursuant to the terms of the note, the Company is required to make interest-only payments for the first 10 years (first 120 payments). The initial monthly payments were $3,225 and have since been reduced to $2,273. The note payable is personally guaranteed by the Company’s former president. This note is arrears at December 31, 2008.

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

On April 24, 2008, the Company issued, and the formerly related party accepted, a subordinated secured non-recourse note in the principal amount of $841,828, due December 31, 2008. The balance on this note as of December 31, 2008 is $854,079. See Note 7.

On April 24, 2008, the Company and Terminus,, as co-issuers, issued and sold to a single accredited investor: (i) a $550,000 due on demand secured promissory note with an interest rate of 12% per annum (“Terminus Note Payable”) and (ii) 500,000 shares of the Company’s Series A Preferred Stock. To secure payment of the note, Terminus pledged the 10,000,000 shares of the Company’s Series C Preferred Stock. The Company is a guarantor of the Terminus Note, and accordingly, has treated the note as a contingent liability and as an “off-balance sheet arrangement.”

On May 4, 2009, the Company and Terminus both defaulted on repayment of the Terminus Note. As a result of the default on the Terminus Note, the Company has become unconditionally liable for repayment of all principal and interest due under the note, has recorded the full amount of $550,000 in principal and $68,750 in accrued interest as a liability, and has incurred an expense for such amounts. In addition, the Company continues to accrue interest from the date of default.

On July 10, 2009, the Company, along with Terminus, entered into a first amendment to the Terminus Note with the holder of the note. The amended note extends the maturity date until July 10, 2010. In addition, the amendment provides that the note may be converted into shares of the Company's common stock. The conversion price for the amended note is the greater of (i) the then existing par value of the Company's common stock or (ii) 75 % of the average of the per shares market values (as defined in the amended note) during the 20 trading days immediately preceding a conversion date. If at any time after September 10, 2009, there is either (i) insufficient shares of the Company's common stock to permit conversions pursuant to the amended note or (ii) the per share market value is less than the then existing par value of the Company's common stock for a period of 5 consecutive trading days, the Company will use its best efforts to amend its capital structure by means of either a reverse split of its common stock, an increase in its authorized common stock, or a reduction of the par value of its common stock, or any combination of the foregoing as determined by the Company's board of directors in its reasonable judgment.

Subsequent to the Terminus Note amendment, the holder of the note has effected a series of partial conversions and was issued an aggregate of 210,000,000 shares of common stock at a conversion price of $0.001 per share. In the aggregate, these issuances reduced the debt by $210,000 in principal.

The Company has recorded a beneficial conversion feature relating to this note payable in the amount of $631,033, and recorded $420,516 of the beneficial conversion feature as additional interest expense for the year ended.

The balance of the note is recorded on the Company's balance sheet at the net amount of $130,483 after deducting the remaining beneficial conversion feature.

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

At December 31, 2009 and 2008, Terminus, Inc. the holder of the Company’s Series C Preferred Stock, has loaned the Company $81,127 and $58,627, respectively. The loan is payable upon demand with interest at 12% per annum. At December 31, 2009 and 2008 interest accrued to this loan was $8,637 and $3,888, respectively.

During the year ended December 31, 2008, the Company made payments totaling $65,000 to entities controlled by the former CEO and CFO for consulting services. No such payments were made during the year ended December 31, 2009.

NOTE 8 – 2009 STOCK INCENTIVE PLAN

On August 10, 2009, the Company’s Board of Directors adopted its 2009 Stock Incentive Plan. The Board of Directors approved the issuance of 124,000,000 shares of common stock pursuant to the 2009 Stock Incentive Plan in payment of legal services.

NOTE 9 - GOING CONCERN

The Company has incurred significant losses, has a negative capital, and negative current ratio. These factors, among others indicate that the Company may not be able to continue as a going concern. No adjustments have been made to the carrying value of assets and liabilities should the company not continue as a going concern.

NOTE 10 - SUBSEQUENT EVENT

On March 19, 2010, we issued an 8% $50,000 convertible promissory note to a single accredited investor.  The note is due and payable on March 19, 2015.  In addition, the note is convertible into shares of our common stock.   The conversion price for the note is the greater of (i) the then existing par value of the Company's common stock or (ii) 75 % of the average of the per shares market values (as defined in the amended note) during the 20 trading days immediately preceding a conversion date. If at any time after September 10, 2009, there is either (i) insufficient shares of the Company's common stock to permit conversions pursuant to the amended note or (ii) the per share market value is less than the then existing par value of the Company's common stock for a period of 5 consecutive trading days, the Company will use its best efforts to amend its capital structure by means of either a reverse split of its common stock, an increase in its authorized common stock, or a reduction of the par value of its common stock, or any combination of the foregoing as determined by the Company's board of directors in its reasonable judgment.  The proceeds for the sale of the note were for working capital and general corporate purposes.  The issuance was exempt under Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

On March 25, 2010, the holder of the Terminus Note effected a partial conversion and was issued 14,000,000 shares of common stock. On April 5, 2010, the holder of the Terminus Note effected another partial conversion and was issued 45,000,000 shares of common stock. In the aggregate, these issuances reduced the debt by $20,700 in principal.

The Company has evaluated subsequent events through the April 13, 2010 which is the date these financial statements were available to be issued.

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

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is certain information concerning our directors and executive officers:

Name	Age	Position
Francis X. Marshik	83	President, Chief Executive Officer, Treasurer and director

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

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to the Chief Executive Officer and our other executive officers for services rendered during the fiscal years ended December 31, 2009, 2008 and 2007.

Summary Compensation Table
				Stock	Option	All Other
Name and Position	Year	Salary	Bonus	Awards ($)	Awards ($)	Compensation	Total ($)
Francis X. Marshiik	2009	$0	—	—	—	—	$0
President	2008	$0	—	—	—	—	$0
Chief Executive Officer, Treasurer and Director	2007	N/A	N/A	N/A	N/A	N/A	N/A
(since April 24, 2008)

Steve Bonenberger	2009	N/A	N/A	N/A	N/A	N/A	N/A
President, Chief Executive Officer and Director	2008	$37,500	—	—	—	—	$37,500
(until April 24, 2008	2007	$165,000	—	—	—	—	$165,000

Brent Fouch	2009	N/A	N/A	N/A	N/A	N/A	N/A
Executive Vice President	2008	$37,500	—	—	—	—	$37,500
Treasurer and Director	2007	$150,000	—	—	—	—	$150,000
(until April 24, 2008)

Outstanding Equity Awards

There were no outstanding equity awards, unexercised options, unvested stock, or equity incentive plan awards as of December 31, 2009 for any of the executive officers named in the Summary Compensation Table above.

Potential Payments upon Termination

None.

Compensation of Directors

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2009, all of the Section 16(a) reports required to be filed by our executive officers, directors, and greater-than-10% stockholders were filed on a timely basis.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2010 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from March 31, 2010, and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from March 31, 2010.

Amount and Nature of Beneficial Ownership
Name And Address (1)	Number Of Common Shares Beneficially Owned		Percentage Owned (2)	Number Of Series B Preferred Shares Beneficially Owned	Percentage Owned (2)	Number Of Series C Preferred Shares Beneficially Owned		Percentage Owned (2)	Percentage of Total Voting Power (3)

Terminus, Inc.	—		*	—	*	10,000,000	(4)	100%	89.2%

Craig B. Garner (5)	45,423,660	(5)	4.99%	10,000,000	100%	—		*	* %
Frank Marshik	—		*	—	*	10,000,000	(4)	100%	89.2%
All directors and officers as a group (1 person)	—		*	—	*	10,000,000	(4)	100%	89.2%

*Less than 1%
(1)	Unless otherwise noted, the address is 1802 N. Carson Street, Suite 212, Carson City, Nevada 89701.
(2)	Based on 910,293,791common shares, 10,000,000 Series B Preferred Shares, and 10,000,000 Series C Preferred Shares issued and outstanding.
(3)
Holders of our common stock are entitled to one vote per share, for a total of 910,293,791 votes. Holders of our Series A preferred stock are not entitled to vote. Holders of our Series B preferred stock are entitled to one vote per share, for a total of 10,000,000 votes. Holders of our Series C preferred stock are entitled to the number of votes on such matters equal to the product of (a) the number of shares of the Series C Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Company’s common stock, on a fully-diluted basis, as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.0000002, for a total of 9,100,760,438 votes, or approximately 89% of the outstanding votes on all matters presented to our stockholders as of the record date.

(4)	Mr. Marshik has voting and investment control over the securities owned by Terminus, Inc.
(5)	Includes shares issuable upon conversion of Series B Preferred Stock. Mr. Garner’s address is P.O. Box 11418, Marina del Rey, CA 90295.

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

At December 31, 2009, Terminus, Inc. the holder of the Company’s Series C Preferred Stock, has loaned the company approximately $46,000. The loan is payable upon demand with interest at 12%.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

Gruber & Company, LLC, billed us $7,500 in fees for our annual audit for the year ended December 31, 2009, and $7,000 in fees for the review of our quarterly financial statements for that year.

Gruber & Company, LLC, billed us $7,500 in fees for our annual audit for the year ended December 31, 2008, and $9,000 in fees for the review of our quarterly financial statements for that year.

AUDIT-RELATED FEES

We did not pay any fees Gruber & Company, LLC for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal years 2009 and 2008.

TAX FEES

We did not pay any fees to Gruber & Company, LLC for tax compliance, tax advice, tax planning or other work during our fiscal years 2009 and 2008.

ALL OTHER FEES

There were no other fees billed by Gruber & Company, LLC for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

With respect to the audit of our financial statements as of December 31, 2009 and 2008 and for the years then ended, none of the hours expended on Gruber & Company, LLC engagement to audit those financial statements were attributed to work by persons other than Gruber & Company, LLC’s full-time, permanent employees.

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
10.11
First Amendment to Secured Promissory Note dated as of July 10, 2009, filed as an exhibit to our Quarterly Report on Form 10Q for the period ended June 30, 2009 filed on August 14, 2009 and incorporated herein by reference.

10.12	2009 Stock Incentive Plan, filed as an exhibit to our Registration Statement on Form S-8 filed on August 14, 2009 and incorporated herein by reference.
10.13*	Convertible Promissory Note dated March 19, 2010.
14**	Code of Ethics
21**	Subsidiaries
23.1*	Consent of Gruber & Company, LLC,
31.1*
Certification of Frank Marshik, President and Chief Executive Officer of The  Blackhawk Fund, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to  Sec.302 of the Sarbanes-Oxley Act of 2002, to be filed by amendment

32.1*
Certification of Frank Marshik, President and Chief Executive Officer of The  Blackhawk Fund, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, to be filed by amendment.

*filed herewith
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

Signatures	Title	Date

/s/ Francis X. Marshik	Chairman of the Board, President,	April 15, 2010
Francis X. Marshik	Chief Executive Officer