Form 10-Q
period 2010-03-31
Blackhawk Fund
filed 2010-05-24
CIK 1096768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 14, 2010, 955,293,791 shares of our common stock were outstanding.

ITEM 1 – CONDENSED FINANCIAL STATEMENTS

THE BLACKHAWK FUND
BALANCE SHEETS

	March 31,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$49,549	2,719
Total current assets	49,549	2,719

PROPERTY — HELD FOR SALE	1,000	1,000
TOTAL ASSETS	$50,549	$3,719

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$229,532	$199,256
Note Payable, net of discount of $114,532 and $209,517, respectively	270,293	130,483
Notes Payable - Related Party	91,459	89,764
Total current liabilities	591,284	419,503

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value:
Series A, authorized 500,000, 500,000 issued and outstanding	50	50
Series B, authorized 10,000,000, 10,000,000 issued and outstanding	1,000	1,000
Series C, authorized 20,000,000, 10,000,000 issued and outstanding	1,000	1,000

Common Stock, $0.0001 par value, 4,000,000,000 shares authorized, 910,293,791
and 896,293,791 shares issued and outstanding, respectively	91,029	89,629

Common Stock B, $0.001 par value 150,000,000 authorized, 30,000,000 issued
and outstanding	3,000	3,000

Additional Paid in Capital	38,017,239	38,013,284
Accumulated deficit	(38,654,382)	(38,523,747)
Total Stockholders’ Deficit	(540,735)	(415,784)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$50,549	$3,719

THE BLACKHAWK FUND
STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2010	2009

Revenues	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

OPERATING EXPENSES

General and Administrative	22,217	21,653

OTHER INCOME / (EXPENSES)
Gain on sale of assets	-	1,015,178
Other expense	(684)	-
Interest Expense	(107,405)	(1,984)

NET INCOME (LOSS)	$(130,306)	$991,541

Basic and Diluted Net Income (Loss) Per Common Share	$-	$0.00

Weighted Average Number of Shares Outstanding	897,227,124	562,293,791

THE BLACKHAWK FUND
STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2009

Cash Flows From Operating Activities
Net income (loss)	$(130,306)	$991,541

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Discount accretion on note	96,165
Gain on sale of assets	-	(1,015,178)
Prepaid financing costs	-	208
Accounts payable and accrued liabilities	30,971	17,329

Net cash used in operating activities	(3,170)	(6,100)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Proceeds from notes payable	50,000	-

Net cash provided by financing activities	50,000	-

Net Change in Cash	46,830	(6,100)

Cash Beginning of Period	2,719	11,161

Cash End of Period	$49,549	$5,061

Supplemental disclosures:
Cash paid for:
Interest	-	-
Income Taxes	-	-

Supplemental disclosure of non-cash financing activities
Partial conversion of notes payable	$5,355	$-

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

As of March 31, 2010, the deferred tax asset is related solely to the Company’s net operating loss carry forward and is fully reserved.

Income / Loss per share

Basic income / loss per share are computed by dividing the net income / loss by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants).  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method.  The calculation of fully diluted loss per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later.  As of March 31, 2010, the Company’s outstanding warrants are considered anti-dilutive.

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

Recent Accounting Pronouncements

In February 2010, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an Securities and Exchange Commission ("SEC") filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its results of operations or financial position.

In January 2010, FASB issued ASU 2010-6 Improving Disclosures about Fair Measurements ("ASU 2010-6"). ASU 2010-6 provides amendments to Subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to Subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its results of operations or financial position.

In January 2010, FASB issued ASU 2010-2 Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification ("ASU 2010-2"). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification, originally issued as FASB Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 is effective for the Company starting January 1, 2010. The Company does not expect the adoption of ASU 2010-2 to have a material impact on the Company's results of operations or financial position.

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

During the quarter ended March 31, 2009, the Company had no stock based consulting expenses as determined under SFAS 123R.

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

NOTE 5 - COMMON STOCK

During the year ended December 31, 2009, the Company issued 221,100,000 shares of common stock under its stock option plan resulting in an expense of $592,300 and cash received $186,260.

During the quarter ended March 31, 2010, the Company issued 14,000,000 shares of common stock in connection with a partial conversion of the Terminus note. See Note 7.

In connection with the August Amendment, the Company’s changed the par value of its common stock from $0.001 to $0.0001.

NOTE 6 – PROMISSORY NOTES

On April 24, 2008, the Company and Terminus, as co-issuers, issued and sold to a single accredited investor: (i) a $550,000 due on demand secured promissory note with an interest rate of 12% per annum (“Terminus Note Payable”) and (ii) 500,000 shares of the Company’s Series A Preferred Stock.  To secure payment of the note, Terminus pledged the 10,000,000 shares of the Company’s Series C Preferred Stock.  The Company is a guarantor of the Terminus Note, and accordingly, has treated the note as a contingent liability and as an “off-balance sheet arrangement.”

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

On July 10, 2009, the Company, along with Terminus, entered into a first amendment to the Terminus Note with the holder of the note. The amended note extends the maturity date until July 10, 2010. In addition, the amendment provides that the note may be converted into shares of the Company's common stock. The conversion price for the amended note is the greater of (i) the then existing par value of the Company's common stock or (i) 75 % of the average of the per shares market values (as defined in the amended note) during the 20 trading days immediately preceding a conversion date. If at any time after September 10, 2009, there is either (i) insufficient shares of the Company's common stock to permit conversions pursuant to the amended note or (ii) the per share market value is less than the then existing par value of the Company's common stock for a period of 5 consecutive trading days, the Company will use its best efforts to amend its capital structure by means of either a reverse split of its common stock, an increase in its authorized common stock, or a reduction of the par value of its common stock, or any combination of the foregoing as determined by the Company's board of directors in its reasonable judgment. The Company has recorded a beneficial conversion feature relating to the Terminus Note in the amount of $631,033.

Subsequent to the Terminus Note amendment, the holder of the note has effected a series of partial conversions and was issued an aggregate of 210,000,000 shares of common stock at a conversion price of $0.001 per share. In the aggregate, these issuances reduced the debt by $210,000 in principal.

On March 19, 2010, the Company issued an 8% $50,000 convertible promissory note to the same holder of the Terminus Note.  The note is due and payable on March 19, 2015.  In addition, the note is convertible into shares of our common stock.  The conversion price for the note is the greater of (i) the then existing par value of the Company's common stock or (i) 75 % of the average of the per shares market values (as defined in the amended note) during the 20 trading days immediately preceding a conversion date. If at any time after September 10, 2009, there is either (i) insufficient shares of the Company's common stock to permit conversions pursuant to the amended note or (ii) the per share market value is less than the then existing par value of the Company's common stock for a period of 5 consecutive trading days, the Company will use its best efforts to amend its capital structure by means of either a reverse split of its common stock, an increase in its authorized common stock, or a reduction of the par value of its common stock, or any combination of the foregoing as determined by the Company's board of directors in its reasonable judgment.  The proceeds for the sale of the note were for working capital and general corporate purposes.  The issuance was exempt under Section 4(2) and Rule 506 of the Securities Act of 1933, as amended. No discount was recorded in connection with this note.

On March 25, 2010, the holder of the Terminus Note effected a partial conversion and was issued 14,000,000 shares of common stock. The issuance reduced the debt by $5,355.

The balance of the Terminus Notes at March 21, 2010 and December 31, 2009 are $270,293 and $130,483, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

For the quarter ended March 31, 2009 and the year ended December 31, 2009, Terminus, Inc. the holder of the Company’s Series C Preferred Stock, has loaned the Company $82,127 and $81,127, respectively.  The loan is payable upon demand with interest at 12% per annum.  At March 31, 2010 and December 31, 2009 interest accrued to this loan was $9,332 and $8,637, respectively.

NOTE 8 – 2009 STOCK INCENTIVE PLAN

On August 10, 2009, the Company’s Board of Directors adopted its 2009 Stock Incentive Plan (the “Plan”). The Board of Directors approved the issuance of 124,000,000 shares of common stock pursuant to the 2009 Stock Incentive Plan in payment of legal services. There were no issuances of stocks under the Plan during the quarter ended March 31, 2010.

NOTE 9 - GOING CONCERN

The Company has incurred significant losses, has a negative capital, and negative current ratio.  These factors, among others indicate that the Company may not be able to continue as a going concern.  No adjustments have been made to the carrying value of assets and liabilities should the company not continue as a going concern.

NOTE 10 - SUBSEQUENT EVENT

On April 5, 2010, the holder of the Terminus Note effected another partial conversion and was issued 45,000,000 shares of common stock. In the aggregate, these issuances reduced the debt by $15,345 in principal.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Results of Operations

Basis of Presentation

The following table sets forth, for the periods indicated, certain unaudited selected financial data:

	Three Months Ended
	March 31,
	2010	2009

Revenues	$—	$—
Costs of Sales	—	—
General and administrative	22,217	21,653
Gain on sale of assets	—	1,015,178
Other Expense	(68 4)	—
Interest Expense	(107,405)	(1,984)

Net Income (Loss)	$(130,306)	$991,541

Comparison of the three months ended March 31, 2010 and 2009

Net sales.  Our revenues were $0 for the three months ended March 31, 2010 and 2009.  This resulted from our prior decision to cease our media operations in the end of fiscal 2008 as well as from a lack of sales of any real estate properties held for development or any real estate properties generating rental revenue.

Cost of Sales.  Costs of sales were $0 for the three months ended March 31, 2010 and 2009.

General and administrative.  General and administrative expenses remained generally unchanged for the three months ended March 31, 2010 at $22,217 as compared to $21,653 for the three months ended March 31, 2010.

Gain on sale of assets.  We recognized a non-cash gain on sale of assets of $1,015,178 in the three months ended March 31, 2009.  This gain was related to our settlements with former affiliates pursuant to which they forgave amounts due under promissory notes made by us as released us from liability under mortgage notes in exchange for the real estate properties.

Other expense.  We incurred other expenses of $684 in the three months ended March 31, 2010 as compared to $0 for the three months ended March 31, 2009.

Interest.  Interest expense increased to $107,405 for the three months ended March 31, 2010 as compared to interest expense of $1,984 for the three months ended March 31, 2009. The increase in interest was primarily attributed to the forgiveness of promissory notes made by us and former affiliates assuming liability under mortgage notes in exchange for real estate properties.

Net loss.  We incurred a net loss of $130,306 for the three months ended December 31, 2010 as compared to net income of $991,541 for the three months ended March 31, 2009.   In February 2009, we disposed of two properties in connection with settlement agreements under which the transferees assumed certain notes associated with such properties in connection with the disposition.  Our net income on the three months ended March 31, 2009 is primarily attributable to these transactions for which we realized a gain on the disposition of assets equal to $1,015,178.

Liquidity and Capital Resources

We have financed our operations, debt service, and capital requirements through cash flows generated from operations and through issuance of debt and equity securities.  Our working capital deficit at March 31, 2010 was $541,735, and we had cash of $49,459 as of March31, 2010.

We used $3,170 of net cash in operating activities for the three months ended March 31, 2010, compared to using $6,100 in the three months ended March 31, 2009.  The net loss of $130,306 was offset by non-cash expenses of $96,165 in discount accretion on a note and an increase of $30,971 in accounts payable and accrued liabilities.

We generated no cash flows from investing activities for the three months ended March 31, 2010 and 2009.

Net cash flows provided by financing activities were $50,000 for the three months ended March 31, 2010, compared to net cash flows provided by financing activities of $0 for the three months ended March 31, 2009.  The only proceeds received in the three months ended March 31, 2010 was generated from a note payable from related party.

Capital Requirements

Our financial statements for the three months ended March 31, 2010 state that we have incurred significant losses, have a negative capital, and a negative current ratio.  These factors, among others indicate that we may not be able to continue as a going concern.  We believe that, as of the date of this report, in order to fund our plan of operations over the next 12 months, we will need to fund operations out of cash flows generated from operations, from the borrowing of money, and from the sale of additional securities.  It is possible that we will be unable to obtain sufficient additional capital through the borrowing of money or the sale of our securities as needed.

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

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing

10.1	Convertible Promissory Note dated March 19, 2010	Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

31.1	Certification of Frank Marshik pursuant to Rule 13a-14(a)	Filed herewith.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant o 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BLACKHAWK FUND

May 21, 2010	/s/ Frank Marshik
Frank Marshik
President
(Principal Executive Officer and Principal Accounting Officer)