Form 10-Q
period 2010-06-30
Blackhawk Fund
filed 2010-08-23
CIK 1096768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 17, 2010, 955,293,791 shares of our common stock were outstanding.

ITEM 1 – CONDENSED FINANCIAL STATEMENTS

THE BLACKHAWK FUND
BALANCE SHEETS

	June 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$27,469	2,719
Total current assets	27,469	2,719

PROPERTY – HELD FOR SALE	1,000	1,000
TOTAL ASSETS	$28,469	$3,719

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$254,862	$199,256
Note payable, net of discount of $8,893 and $209,517, respectively	360,408	130,483
Notes payable - related party	93,293	89,764
Total current liabilities	708,563	419,503

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value:
Series A, authorized 500,000, 500,000 issued and outstanding	50	50
Series B, authorized 10,000,000, 10,000,000 issued and outstanding	1,000	1,000
Series C, authorized 20,000,000, 10,000,000 issued and outstanding	1,000	1,000

Common stock, $0.0001 par value, 4,000,000,000 shares authorized, 955,293,791and 896,293,791 shares issued and outstanding, respectively	95,529	89,629

Common stock B, $0.001 par value 150,000,000 authorized, 30,000,000 issued and outstanding	3,000	3,000

Additional paid in capital	38,028,084	38,013,284
Accumulated deficit	(38,808,757)	(38,523,747)
Total stockholders’ deficit	(680,094)	(415,784)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$28,469	$3,719

THE BLACKHAWK FUND
STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross income			-	-

OPERATING EXPENSES

General and administrative	35,302	21,962	57,519	43,615

OTHER INCOME / (EXPENSES)
Gain on sale of assets	-	-	-	1,015,178
Loss on guarantee	-	(618,750)		(618,750)
Other expense	-		(684)	-
Interest expense	(119,401)	(12,956)	(226,806)	(14,940)

NET INCOME (LOSS)	$(154,703)	$(653,668)	$(285,009)	$337,873

Basic and diluted net income (loss) per common share	$-	$-	$-	$-

Weighted average number of shares outstanding	902,805,121	562,293,791	926,420,863	562,293,791

THE BLACKHAWK FUND
STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities
Net income (loss)	$(285,009)	$337,873

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Discount accretion on note	201,625	-
Gain on sale of assets	-	(1,015,178)
Loss on guarantee	-	618,750
Prepaid financing costs	-	415
Accounts payable and accrued liabilities	58,134	37,756

Net cash used in operating activities	(25,250)	(20,384)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from notes payable	50,000	-
Proceeds from notes payable - related party	-	19,000

Net cash provided by financing activities	50,000	19,000

Net change in cash	24,750	(1,384)

Cash beginning of period	2,719	11,161

Cash end of period	$27,469	$9,777

Supplemental disclosures:
Cash paid for:
Interest	-	-
Income taxes	-	-

Supplemental disclosure of non-cash financing activities

Partial conversion of notes payable	$20,700	-

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

Advertising expenses

Advertising and marketing expenses are charged to operations as incurred there were no expenses for the six-months ended June 30, 2010 and 2009.

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

The Company has not recognized any revenue from its new business plan for the six-months ended June 30, 2010 and 2009.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

As of June 30, 2010, the deferred tax asset is related solely to the Company’s net operating loss carry forward and is fully reserved.

Income / Loss per share

Basic income / loss per share are computed by dividing the net income / loss by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants).  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method.  The calculation of fully diluted loss per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later.  As of June 30, 2010, the Company’s outstanding warrants are considered anti-dilutive.

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

Recent Accounting Pronouncements

Effective September 30, 2009, the Company adopted the Financial Accounting Standard Board’s new Accounting Standards Codificaiton (“ASC”) as the single source of authoritative accounting guidance under the Generally Accepted Accounting Principles (“GAAP”) Topic.  The ASC does not create new accounting and reporting guidance, rather it reorganizes GAAP pronouncements into approximately 90 topics within a consistent structure.  All guidance in the ASC carries an equal level of authority.  Relevant portions of authoritative content, issued by the Securities and Exchange Commission ("SEC"), for SEC registrants, have been included in the ASC.  After the effective date of the Codification, all nongrandfathered, non-SEC accounting literature not included in the ASC is superseded and deemed nonauthoritative.  Adoption of the Codification also changed how the Company references GAAP in its financial statements.

In February 2010, FASB issued Accounting Standards Update (“ASU”) 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-9"). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its results of operations or financial position.

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

During the six-months ended June 30, 2010 and 2009, the Company had no stock based consulting expenses as determined under SFAS 123R.

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

NOTE 5 - COMMON STOCK

During the quarter ended June 30, 2010, the Company issued 45,000,000 shares of common stock in connection with a partial conversion of the Terminus note. See Note 6.

During the quarter ended March 31, 2010, the Company issued 14,000,000 shares of common stock in connection with a partial conversion of the Terminus note. See Note 6.

In connection with the August Amendment, the Company’s changed the par value of its common stock from $0.001 to $0.0001.

NOTE 6 – PROMISSORY NOTES

On April 24, 2008, the Company and Terminus, as co-issuers, issued and sold to a single accredited investor: (i) a $550,000 due on demand secured promissory note with an interest rate of 12% per annum (“Terminus Note”) and (ii) 500,000 shares of the Company’s Series A Preferred Stock.  To secure payment of the note, Terminus pledged the 10,000,000 shares of the Company’s Series C Preferred Stock.  The Company is a guarantor of the Terminus Note, and accordingly, has treated the note as a contingent liability and as an “off-balance sheet arrangement.”

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

Subsequent to the Terminus Note amendment, the holder of the note has effected a series of partial conversions and was issued an aggregate of 269,000,000 shares of common stock at a conversion price of $0.001 per share. In the aggregate, these issuances reduced the debt by $230,700 in principal.

On March 19, 2010, the Company issued an 8% $50,000 convertible promissory note (“Terminus Note 2”, together with the Terminus Note, the “Terminus Notes”) to the same holder of the Terminus Note.  The note is due and payable on March 19, 2015.  In addition, the note is convertible into shares of our common stock.  The conversion price for the note is the greater of (i) the then existing par value of the Company's common stock or (i) 75 % of the average of the per shares market values (as defined in the amended note) during the 20 trading days immediately preceding a conversion date. If at any time after September 10, 2009, there is either (i) insufficient shares of the Company's common stock to permit conversions pursuant to the amended note or (ii) the per share market value is less than the then existing par value of the Company's common stock for a period of 5 consecutive trading days, the Company will use its best efforts to amend its capital structure by means of either a reverse split of its common stock, an increase in its authorized common stock, or a reduction of the par value of its common stock, or any combination of the foregoing as determined by the Company's board of directors in its reasonable judgment.  The proceeds for the sale of the note were for working capital and general corporate purposes.  The issuance was exempt under Section 4(2) and Rule 506 of the Securities Act of 1933, as amended. No discount was recorded in connection with this note.

The balance of the Terminus Notes at June 30, 2010 and December 31, 2009 are $319,300 and $340,000, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

For the quarter ended June 30, 2010 and the year ended December 31, 2009, Terminus, Inc. the holder of the Company’s Series C Preferred Stock, has loaned the Company $82,127 and $81,127, respectively.  The loan is payable upon demand with interest at 12% per annum.  At June 30, 2010 and December 31, 2009 interest accrued to this loan was $11,166 and $8,637, respectively.

NOTE 8 – 2009 STOCK INCENTIVE PLAN

On August 10, 2009, the Company’s Board of Directors adopted its 2009 Stock Incentive Plan (the “Plan”). The Board of Directors approved the issuance of 124,000,000 shares of common stock pursuant to the 2009 Stock Incentive Plan in payment of legal services. There were no issuances of stocks under the Plan during the quarter ended June 30, 2010.

NOTE 9 - GOING CONCERN

The Company has incurred significant losses, has a negative capital, and negative current ratio.  These factors, among others indicate that the Company may not be able to continue as a going concern.  No adjustments have been made to the carrying value of assets and liabilities should the company not continue as a going concern.

NOTE 10 – SUBSEQUENT EVENTS

On July 7, 2010 the Company entered into a Second Amendment to the Terminus Note extending the Maturity Date under such note from July 10, 2010 to February 1, 2011.

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

Results of Operations

Basis of Presentation

The following table sets forth, for the periods indicated, certain unaudited selected financial data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$—	$—	$—	$—
Costs of Sales	—	—	—	—
General and administrative	35,302	21,962	57,519	43,615
Gain on sale of assets	—	—	—	1,015,178
Loss on Guarantee	—	618,750	—	618,750
Interest Expense	119,401	12,956	226,806	14,940

Operating income (loss)	$(154,703)	$(653,668)	$(285,009)	$337, 873

Comparison of the three months ended June 30, 2010 and 2009

Net sales.  Our revenues were $0 for the three months ended June 30, 2010 and 2009.  This resulted from our prior decision to cease our media operations in the end of fiscal 2008 as well as from a lack of sales of any real estate properties held for development or any real estate properties generating rental revenue.

Cost of Sales.  Costs of sales were $0 for the three months ended June 30, 2010 and 2009.

General and administrative.  General and administrative expenses remained generally unchanged for the three months ended June 30, 2010 at $25,302 as compared to $21,962 for the three months ended June 30, 2009.

Loss on Guarantee.  We did not incur any gain or loss on guarantee in the six months ended June 30, 2010.  However, we incurred a loss on guarantee of $618,750 in the second quarter of 2009 as a result of a default by us and Terminus, Inc., as co-issuers, on repayment of a 12% promissory note in the principal amount of $550,000 and accrued interest of $68,750.

Interest.  Interest expense increased to $119,401 for the three months ended June 30, 2010 as compared to interest expense of $12,956 for the three months ended June 30, 2009. The increase in interest was primarily attributed to the amortization of beneficial conversion feature discount on outstanding promissory notes.

Net loss.  We incurred a net loss of $154,703 for the three months ended December 31, 2010  as compared to net loss of $653,668 for the three months ended June 30, 2009.    Our decrease net loss is primarily attributable to the  absence of the loss on guarantee which occurred in 2009, offset by the increase in interest expense for the period.

Comparison of the six months ended June 30, 2010 and 2009

Net sales.  Our revenues were $0 for the six months ended June 30, 2010 and 2009.  This resulted from our prior decision to cease our media operations in the end of fiscal 2008 as well as from a lack of sales of any real estate properties held for development or any real estate properties generating rental revenue.

Cost of Sales.  Costs of sales were $0 for the six months ended June 30, 2010 and 2009.

General and administrative.  General and administrative expenses increased to $57,519 for the six months ended June 30, 2010 from $43,615 for the comparable period in 2009.

Gain on sale of assets. We did not incur any gain or loss on sale of assets in the six months ended June 30, 2010   In February 2009, we disposed of two properties in connection with settlement agreements under which the transferees assumed certain notes associated with such properties in connection with the disposition.  Accordingly, as a result of these transactions, we realized a gain on the disposition of assets equal to $1,015,178.

Loss on Guarantee.  We did not incur any gain or loss on guarantee in the six months ended June 30, 2010.  However, we incurred a loss on guarantee of $618,750 in the second quarter of 2009 as a result of a default by us and Terminus, Inc., as co-issuers, on repayment of a 12% promissory note in the principal amount of $550,000 and accrued interest of $68,750.

Interest.  Interest expense increased to $226,806 for the six months ended June 30, 2010 as compared to interest expense of $14,940 for the six months ended June 30, 2009. The increase in interest was primarily attributed to the amortization of beneficial conversion feature discount on outstanding promissory notes.

Net loss.  We incurred a net loss of $285,009 for the six months ended June 30, 2010 as compared to net income of $337,873 for the six months ended June 30, 2009.   In February 2009, we disposed of two properties in connection with settlement agreements under which the transferees assumed certain notes associated with such properties in connection with the disposition.  Our net income on the six months ended June 30, 2009 is primarily attributable to these transactions for which we realized a gain on the disposition of assets equal to $1,015,178, offset by the loss on guarantee of $618,750.

Liquidity and Capital Resources

We have financed our operations, debt service, and capital requirements through cash flows generated from operations and through issuance of debt and equity securities.  Our working capital deficit at June 30, 2010 was $681,094, and we had cash of $27,469 as of June 30, 2010.

We used $25,250 of net cash in operating activities for the six months ended June 30, 2010, compared to using $20,384 in the six months ended June 30, 2009.  The net loss of $285,009 was offset by non-cash expenses of $201,625 in discount accretion on a note and an increase of $58,134 in accounts payable and accrued liabilities.

We generated no cash flows from investing activities for the six months ended June 30, 2010 and 2009.

Net cash flows provided by financing activities were $50,000 for the six months ended June 30, 2010, compared to net cash flows provided by financing activities of $19,000 for the six months ended June 30, 2009.  The only proceeds received in the six months ended June 30, 2010 was generated from issuance of a convertible promissory note.

Capital Requirements

Our financial statements for the six months ended June 30, 2010 state that we have incurred significant losses, have a negative capital, and a negative current ratio.  These factors, among others indicate that we may not be able to continue as a going concern.  We believe that, as of the date of this report, in order to fund our plan of operations over the next 12 months, we will need to fund operations out of cash flows generated from operations, from the borrowing of money, and from the sale of additional securities.  It is possible that we will be unable to obtain sufficient additional capital through the borrowing of money or the sale of our securities as needed.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2010, we issued an aggregate of 45,000,000 shares of common stock upon conversion of a convertible note.  The aggregate principal and interest amount of the note converted was $15,345.  The issuance was exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(2) of the Securities Act.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

On July 7, 2010 we entered into a Second Amendment to the Terminus Note extending the Maturity Date under such note from July 10, 2010 to February 1, 2011.

ITEM 6 - EXHIBITS

Item
No.	Description	Method of Filing

4.1	Second Amendment to Note	Filed herewith.
31.1	Certification of Frank Marshik pursuant to Rule 13a-14(a)	Filed herewith.
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant o 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BLACKHAWK FUND

August 23, 2010	/s/ Frank Marshik
Frank Marshik
President
(Principal Executive Officer and Principal Accounting Officer)