Form 10-Q
period 2010-09-30
Blackhawk Fund
filed 2010-11-15
CIK 1096768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 15, 2010, 1,000,293,791 shares of our common stock were outstanding.

ITEM 1 – CONDENSED FINANCIAL STATEMENTS

THE BLACKHAWK FUND
BALANCE SHEETS

	(Unaudited)
	September 30	December 31
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$25,266	2,719
Total current assets	25,266	2,719

PROPERTY -- HELD FOR SALE	1,000	1,000
TOTAL ASSETS	$26,266	$3,719

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$294,472	$199,256
Convertible notes payable, net of discount	410,407	130,483
Notes payable - related party	95,780	89,764
Total current liabilities	800,659	419,503

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value:
Series A, authorized 500,000, 500,000 issued and outstanding	50	50
Series B, authorized 10,000,000, 10,000,000 issued and outstanding	1,000	1,000
Series C, authorized 20,000,000, 10,000,000 issued and outstanding	1,000	1,000

Common stock, $0.0001 par value, 4,000,000,000 shares authorized, 1,000,293,791 and 896,293,791 shares issued and outstanding, respectively	100,029	89,629

Common stock B, $0.001 par value 150,000,000 authorized, 30,000,000 issued and outstanding	3,000	3,000

Additional paid in capital	38,029,434	38,013,284
Accumulated deficit	(38,908,906)	(38,523,747)
Total stockholders’ deficit	(774,393)	(415,784)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$26,266	$3,719

See accompanying notes to financial statements

THE BLACKHAWK FUND
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Revenues	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Income	-	-	-	-

OPERATING EXPENSES

General and Administrative	83,192	41,772	140,712	85,387

OTHER INCOME / (EXPENSES)
Gain on sale of assets	-	-	-	1,015,178
Loss on Guarantee	-	-		(618,750)
Other expense	-	-	(684)	-
Interest Expense	(16,957)	(326,943)	(243,763)	(341,883)

NET LOSS	$(100,149)	$(368,715)	$(385,159)	$(30,842)

Basic and Diluted Net Loss Per Common Share	$0.00	$0.00	$0.00	$0.00

Weighted Average Number of Shares Outstanding	951,315,769	725,584,114	959,695,965	666,417,079

See accompanying notes to financial statements

THE BLACKHAWK FUND
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30
	2010	2009

Cash Flows From Operating Activities
Net loss	$(385,159)	$(30,842)

Adjustments to reconcile net loss to net cash used in operating activities:
Discount accretion on note	210,517	315,258
Gain on sale of assets	-	(1,015,178)
Stock issued for services and financing	-	24,000
Loss on guarantee	-	618,750
Issuance of note for consulting services	41,107	-
Changes in operating assets and liabilities:
Prepaid financing costs	-	415
Accounts payable and accrued liabilities	106,082	58,547

Net cash used in operating activities	(27,453)	(29,050)

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:
Proceeds from notes payable	50,000	-
Proceeds from notes payable - related party	-	19,000

Net cash provided by financing activities	50,000	19,000

Net Change in Cash	22,547	(10,050)

Cash Beginning of Period	2,719	11,161

Cash End of Period	$25,266	$1,111

Supplemental disclosures:
Cash paid for:
Interest	-	-
Income Taxes	-	-

Supplemental disclosure of non-cash financing activities

Partial conversion of notes payable	$20,700	$-
Common stock issued for services	$5,850	$24,000
Common stock issued for debt interest	$-	$210,000

See accompanying notes to financial statements

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

Advertising expenses

Advertising and marketing expenses are charged to operations as incurred there were no expenses for the nine-months ended September 30, 2010 and 2009.

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

The Company has not recognized any revenue from its new business plan for the nine-months ended September 30, 2010 and 2009.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

As of September 30, 2010, the deferred tax asset is related solely to the Company’s net operating loss carry forward and is fully reserved.

Loss per share

Loss per share are computed by dividing the net loss by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants).  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method.  The calculation of fully diluted loss per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later.  As of September 30, 2010, the Company’s outstanding warrants are considered anti-dilutive.

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

During the nine-months ended September 30, 2010 and 2009, the Company had no stock based consulting expenses as determined under SFAS 123R.

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

On September 22, 2010, the Company issued 45,000,000 shares of common stock as payment for certain professional services rendered.  See Note 8.

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

On March 19, 2010, the Company issued an 8% $50,000 convertible promissory note (“Terminus Note 2”) to the same holder of the Terminus Note.  The note is due and payable on March 19, 2015.  In addition, the note is convertible into shares of our common stock.   The conversion price for the note is the greater of (i) the then existing par value of the Company's common stock or (i) 75 % of the average of the per shares market values (as defined in the amended note) during the 20 trading days immediately preceding a conversion date. If at any time after September 10, 2009, there is either (i) insufficient shares of the Company's common stock to permit conversions pursuant to the amended note or (ii) the per share market value is less than the then existing par value of the Company's common stock for a period of 5 consecutive trading days, the Company will use its best efforts to amend its capital structure by means of either a reverse split of its common stock, an increase in its authorized common stock, or a reduction of the par value of its common stock, or any combination of the foregoing as determined by the Company's board of directors in its reasonable judgment.  The proceeds for the sale of the note were for working capital and general corporate purposes.  The issuance was exempt under Section 4(2) and Rule 506 of the Securities Act of 1933, as amended. No discount was recorded in connection with this note.

On March 25, 2010, the holder of the Terminus Note effected a partial conversion and was issued 14,000,000 shares of common stock. The issuance reduced the debt by $5,355.

On April 5, 2010, the holder of the Terminus Note exercised a partial conversion and was issued 45,000,000 shares of common stock. The issuance reduced the debt by $15,345.

On July 7, 2010, the Company entered into a second amendment to the Terminus Note extending the maturity date under the note from July 10, 2010 to February 1, 2011.

The balance of the Terminus Note at September 30, 2010 and December 31, 2009 are $429,300 and $130,483, respectively. The note discount related to the Terminus Note was fully amortized as of July 10, 2010.

On September 15, 2010, the Company entered into a consulting agreement.  In connection with the consulting agreement the Company issued a convertible note payable (“Consulting Note”) in the amount of $60,000. The entire principal amount is due on September 15, 2020, and the Consulting Note accrues interest on the unpaid principal amount at the rate of 4% per annum. The holder of the Consulting Note may exercise its right to convert any portion of unpaid principal and accrued interest into shares of the Company’s common stock any time after March 15, 2011 at a conversion price calculated as 85% of the average of the three per share market values of the Company’s common stock immediately preceding a conversion date.  Each conversion is limited to $10,000 per calendar month. In connection with the Consulting Note, the Company recorded a note discount in the amount of $18,893.

NOTE 7 - RELATED PARTY TRANSACTIONS

For the quarter ended September 30, 2010 and the year ended December 31, 2009, Terminus, Inc. the holder of the Company’s Series C Preferred Stock, has loaned the Company $82,127 and $81,127, respectively.  The loan is payable upon demand with interest at 12% per annum.  At September 30, 2010 and December 31, 2009 interest accrued to this loan was $13,653 and $8,637, respectively.

NOTE 8 – 2009 STOCK INCENTIVE PLAN

On August 10, 2009, the Company’s Board of Directors adopted its 2009 Stock Incentive Plan (the “Plan”).  The Board of Directors approved the issuance of 124,000,000 shares of common stock pursuant to the 2009 Stock Incentive Plan in payment of legal services. The Company issued 45,000,000 shares of common stock as payment for certain professional services rendered under the Plan during the quarter ended September 30, 2010.

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

Results of Operations

Basis of Presentation

The following table sets forth, for the periods indicated, certain unaudited selected financial data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues	$--	$--	$--	$--
Costs of Sales	--	--	--	--
General and administrative	81,192	41,772	140,712	85,317
Gain on sale of assets	--	--	--	1,015,178
Loss on Guarantee	--	--	--	(618,750)
Other expense	--	--	(684)	--
Interest Expense	(16,957)	(326,943)	(243,763)	(341,883)

Operating income (loss)	$(100,149)	$(368,715)	$(385,159)	$(30,842)

Comparison of the three months ended September 30, 2010 and 2009

Net sales.  Our revenues were $0 for the three months ended September 30, 2010 and 2009.  This resulted from our prior decision to cease our media operations in the end of fiscal 2008 as well as from a lack of sales of any real estate properties held for development or any real estate properties generating rental revenue.

Cost of Sales.  Costs of sales were $0 for the three months ended September 30, 2010 and 2009.

General and administrative.  General and administrative expenses increased to $83,192 for the three months ended September 30, 2010 as compared to $41,772 for the three months ended September 30, 2009.   The increase resulted primarily from our incurring additional consulting services in the third quarter of 2010.

Interest.  Interest expense decreased to $16,957 for the three months ended September 30, 2010 as compared to interest expense of $243,763 for the three months ended September 30, 2009. The decrease in interest was primarily attributed to reduced amortization of beneficial conversion feature discount on outstanding promissory notes.

Net loss.  We incurred a net loss of $100,149 for the three months ended December 31, 2010, as compared to net loss of $368,715 for the three months ended September 30, 2009.    Our decrease in net loss is primarily attributable to a decrease in interest expense for the period, offset by an increase general and administrative expenses.

Comparison of the nine months ended September 30, 2010 and 2009

Net sales.  Our revenues were $0 for the nine months ended September 30, 2010 and 2009.  This resulted from our prior decision to cease our media operations in the end of fiscal 2008 as well as from a lack of sales of any real estate properties held for development or any real estate properties generating rental revenue.

Cost of Sales.  Costs of sales were $0 for the nine months ended September 30, 2010 and 2009.

General and administrative.  General and administrative expenses increased to $140,712 for the nine months ended September 30, 2010 from $85,387 for the comparable period in 2009.  The increase resulted primarily from our incurring additional consulting services in the third quarter of 2010.

Gain on sale of assets.  We did not incur any gain or loss on sale of assets in the nine months ended September 30, 2010.  In February 2009, we disposed of two properties in connection with settlement agreements under which the transferees assumed certain notes associated with such properties in connection with the disposition.  Accordingly, as a result of these transactions, we realized a gain on the disposition of assets equal to $1,015,178.

Loss on Guarantee.  We did not incur any gain or loss on guarantee in the nine months ended September 30, 2010.  However, we incurred a loss on guarantee of $618,750 in the second quarter of 2009 as a result of a default by us and Terminus, Inc., as co-issuers, on repayment of a 12% promissory note in the principal amount of $550,000 and accrued interest of $68,750.

Other expense.  We incurred other expense of $684 during the nine months ended September 30, 2010.  We did not occur such an expense in the comparable period in 2009.

Interest.  Interest expense decreased to $243,763 for the nine months ended September 30, 2010 as compared to interest expense of $341,883 for the nine months ended September 30, 2009. The decrease in interest was primarily attributed to reduced amortization of beneficial conversion feature discount on outstanding promissory notes.

Net loss.  We incurred a net loss of $385,159 for the nine months ended September 30, 2010 as compared to a net loss of $30,842 for the nine months ended September 30, 2009.   In February 2009, we disposed of two properties in connection with settlement agreements under which the transferees assumed certain notes associated with such properties in connection with the disposition.  Our net income on the nine months ended September 30, 2009 is primarily attributable to these transactions for which we realized a gain on the disposition of assets equal to $1,015,178, offset by the loss on guarantee of $618,750.

Liquidity and Capital Resources

We have financed our operations, debt service, and capital requirements through cash flows generated from operations and through issuance of debt and equity securities.  Our working capital deficit at September 30, 2010 was $775,393, and we had cash of $25,266 as of September 30, 2010.

We used $27,453 of net cash in operating activities for the nine months ended September 30, 2010, compared to using $29,050 in the nine months ended September 30, 2009.  The net loss of $385,159 was offset by non-cash expenses of $210,517 in discount accretion on notes, $41,107 for issuance of a note for consulting services, and an increase of $106,082 in accounts payable and accrued liabilities.

We generated no cash flows from investing activities for the nine months ended September 30, 2010 and 2009.

Net cash flows provided by financing activities were $50,000 for the nine months ended September 30, 2010, compared to net cash flows provided by financing activities of $19,000 for the nine months ended September 30, 2009.  The only proceeds received in the nine months ended September 30, 2010 was generated from issuance of a convertible promissory note.

Capital Requirements

Our financial statements for the nine months ended September 30, 2010 state that we have incurred significant losses, have a negative capital, and a negative current ratio.  These factors, among others indicate that we may not be able to continue as a going concern.  We believe that, as of the date of this report, in order to fund our plan of operations over the next 12 months, we will need to fund operations out of cash flows generated from operations, from the borrowing of money, and from the sale of additional securities.  It is possible that we will be unable to obtain sufficient additional capital through the borrowing of money or the sale of our securities as needed.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 15, 2010, we issued a 4% 650,000 convertible promissory note to a single accredited investor for consulting services.  The note is due and payable on September 15, 2020.  In addition, the note is convertible into shares of our common stock at any time after March 15, 2011.   The conversion price for the note is the greater of (i) the then existing par value of the Company's common stock or (ii) 85 % of the average of the per shares market values (as defined in the note) during the three trading days immediately preceding a conversion date.  The issuance was exempt under Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

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

THE BLACKHAWK FUND

November 15, 2010	/s/ Frank Marshik
Frank Marshik
President
(Principal Executive Officer and Principal Accounting Officer)