Form 10-K
period 2010-12-31
Blackhawk Fund
filed 2011-04-15
CIK 1096768

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2010 was approximately $191,059.  The aggregate market value was computed by using the closing price of the common stock as of that date on the Over-the-Counter Bulletin Board (“OTCBB”).  (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

As of March 31, 2011, 1,000,293,791shares of our common stock were issued and outstanding.

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

Fiscal 2009 and 2010 Developments

Acquisition Opportunities.  In 2010, we pursued and analyzed opportunities for real estate opportunities, both commercial and residential.   In particular, we pursued an opportunity to acquire a dormant 14 room lakefront lodge and accompanying 45 acres of development land located in the Western United States.  Following our investment process, we conducted market research, qualification analysis, and due diligence with respect to the proposed acquisition, including an assessment of demographics, supply and demand factors, operational history, required improvements, and financial analyses.  We entered into advanced negotiations to acquire the property; however, we were unable to agree on pricing and transaction structure, and accordingly, we decided not to proceed with the acquisition.  We continue to seek additional opportunities to add properties to our portfolio.

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

Current Business Plan

The Blackhawk Fund acquires and redevelops residential and commercial real estate for investment.  Once we acquire a property, we redevelop and refurbish the properties, seeking to enhance the value of the properties.  Once a property is refurbished, we seek to generate revenue by rental of the property, and we also seek to resell the properties if market conditions permit.  We currently hold one property.  We continue to seek additional opportunities to add properties to our portfolio.

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

Asset Dispositions

Distribution of San Diego County Real Estate. In February 2009, we transferred a condominium located in Carlsbad, California and a residential property located in Oceanside, California. We recognized a gain on sale of assets of $1,015,178 in connection with this transaction resulting from the reduction and elimination of the debt associated with these properties.

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

Item 4.   (REMOVED AND RESERVED).

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Until January 3, 2005, our common stock was quoted on the OTC Bulletin Board (“OTCBB”) under the symbol ZWLL.OB. On January 3, 2005, in connection with our name change and 1-800 reverse stock split, our symbol changed to BHWF.OB.

Effective February 23, 2011, our stock quotation under the symbol “BHWF” deleted from the OTCBB.  The symbol was deleted for factors beyond our control due to various market makers electing to shift their orders from the OTCBB. As a result of not having a sufficient number of market makers providing quotes on our common stock on the OTCBB for four consecutive days, we were deemed to be deficient in maintaining a listing standard at the OTCBB pursuant to Rule 15c2-11.  That determination was made entirely without our knowledge.

Our common stock now trades exclusively on the OTCQB under the symbol BHWF, or BHWF.PK.  The OTCQB is a new electronic interdealer quotation system created by OTC Markets Group, Inc, comparable to the OTCBB whereby all SEC registered companies quoted on the OTC market are eligible to trade.  In the past year, there has been a significant drop off in the number of market makers that quote Bulletin Board stocks as trading has been shifting to the OTCQB.

These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.  The following table shows the high and low bid prices for our common stock for each quarter since January 1, 2009 as reported by the OTC Bulletin Board and/or OTC Markets.

We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of our stock.  Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2010 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$0.0007	$0.0003
Second quarter	0.0005	0.0001
Third quarter	0.0005	0.0001
Fourth quarter	0.0008	0.0002

2009 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$0.0002	$0.0001
Second quarter	0.0010	0.0001
Third quarter	0.0045	0.0003
Fourth quarter	0.0011	0.0003

As of March 31, 2011 there were approximately 56 record holders of our common stock. This does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

Securities Authorized for Issuance Under Equity Compensation Plans.  The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2010:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)(2)	--	--	612,611,979

Equity compensation plans not approved by security holders (3)(4)	--	--	100,500,000

Total	--	--	713,111,979

(1)  Amended and Restated 2004 Stock Plan.  On June 15, 2004, our board of directors adopted (and further amended and restated on July 22, 2004 and December 6, 2004) our Amended and Restated 2004 Stock Plan.  The purpose of the 2004 Stock Plan is to provide incentives to attract, retain and  motivate  eligible  persons  whose  present and potential contributions are important to the success of The Blackhawk Fund and our subsidiaries, by offering them  an  opportunity to participate in our future performance through awards of options,  restricted  stock  and  stock  bonuses The maximum aggregate number of shares of common stock that may be issued and sold under all awards granted under the plan is 207,500,000 shares, and as of December 31, 2010, we have issued 207,500,000 shares under the plan, and there are no options outstanding under this plan.

(2)  2005 Stock Plans.  On February 25, 2005, our board of directors adopted our 2005 Stock Plans (consisting of tEmployee Stock Incentive Plan and the Non-Employee Directors and Consultants Retainer Stock Plan).  The purpose of the 2005 Stock Plans is to provide incentives to attract, retain and  motivate  eligible  persons  whose  present and potential contributions are important to the success of The Blackhawk Fund and our subsidiaries, by offering them  an  opportunity to participate in our future performance through awards of options,  restricted  stock  and  stock  bonuses.   The maximum aggregate number of shares of common stock that may be issued and sold under all awards granted under the 2005 Stock Plans is 975,000,000 shares, and as of December 31, 2010, we have issued 362.388,021 shares under the plan, and there are no options outstanding under these plans.

(3)  2007 Stock Incentive Plan. On June 7, 2007, our board of directors adopted our 2007 Stock Incentive Plan.  The purpose of the plan is intended to secure for the Company and its Affiliates the benefits arising from ownership of the Company’s Common Stock by the Employees, Officers, Directors and Consultants of the Company and its Affiliates, all of whom are and will be responsible for the Company’s future growth. The Plan is designed to help attract and retain for the Company and its Affiliates personnel of superior ability for positions of exceptional responsibility, to reward Employees, Officers, Directors and Consultants for their services and to motivate such individuals through added incentives to further contribute to the success of the Company and its Affiliates  The maximum aggregate number of shares of common stock that may be issued and sold under all awards granted under the plan is 250,000,000 shares, and as of December 31, 2010, we have issued 200,000,000 shares under the plan, and there are no options outstanding under this plan.

(4)  2009 Stock Incentive Plan. The purpose of our 2009 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us.  Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend.  The total number of shares available for the grant of either stock options or compensation stock under the plan is 220,500,000 shares, subject to adjustment, and as of December 31, 2010, we have issued 170,000,000 shares.

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

Historically, we also operated a media and television production division.  In this division, we sought to manage and implement proprietary media properties, including cable television shows, infomercials, online video magazines, and DVDs.  However, as discussed below, management determined that the ongoing media and television production operations are not viable, and accordingly determined to discontinue the media and television production operations.

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

We are currently focused on expanding our real estate development business.   We currently have one property in our portfolio.  We intend to seek additional opportunities to add properties to our portfolio.

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

Results of Operations

Basis of Presentation

The following table sets forth, for the periods indicated, certain unaudited selected financial data:

	Year Ended
	December 31,
	2010	2009

Revenues	$--	$--
Costs of Sales	--	--
General and administrative	169,084	82,165
Gain on sale of assets	--	1,015,179
Loss on guarantee	(684)	(618,750)
Interest Expense	(262,940)	(489,982)

Operating loss	$(432,708)	$(175,718)

Comparison of the year ended December 31, 2010 and 2009

Net sales.  Our revenues were $0 for the years ended December 31, 2010 and 2009.  We did not have any sales of any real estate properties held for development or any real estate properties generating rental revenue in the years ending 2010 and 2009.

Cost of Sales.  Costs of sales were $0 for the years ended December 31, 2010 and 2009.

General and administrative.  General and administrative expenses increased to $169,084 for the year ended December 31, 2010 from $82,165 for the year ended December 31, 2009.

Gain on sale of assets.   We recognized a non-cash gain on sale of assets of $1,015,179 in 2009.  This gain was related to our settlements with former affiliates pursuant to which they forgave amounts due under promissory notes made by us as released us from liability under mortgage notes in exchange for the properties.  We did not have any such gain in 2010.

Loss on guarantee.  We recognized a loss on guarantee of $684 for the year ended December 31, 2010 as compared to $618,750 in the year ended December 31, 2009.  This loss on guarantee is a result of the default under a promissory note on which we are the guarantor.  The issuer defaulted on the note in 2009 giving rise to obligations under the note which became due and payable.

Interest.  We had interest expense of $262,940 for the year ended December 31, 2010 as compared to $489,982 for the year ended December 31, 2009.

Net loss.  We incurred an operating loss of $432,708 in the year ended December 31, 2010 as compared to $175,718 for the year ended December 31, 2009.   The increase in net loss resulted primarily from non-cash gain on sale of asset in 2009 as compared to 2010.

Liquidity and Capital Resources

We have financed our operations, debt service, and capital requirements through cash flows generated from operations and through issuance of debt and equity securities.  Our working capital deficit at December 31, 2010 was $712,942, and we had cash of $3,945 as of December 31, 2010.

We used $48,774 of net cash in operating activities for the year ended December 31, 2010, compared to using $31,942 in the year ended December 31, 2009.  The net loss of $432,708 was offset by non-cash expenses of $211,070 in discount accretion on a note, $41,107 of note issued for consulting services, and an increase of $131,757 in accounts payable.

We generated no cash flows from investing activities for the years ended December 31, 2010 and 2009.

Net cash flows provided by financing activities were $50,000 for the year ended December 31, 2010, compared to net cash flows provided by financing activities of $23,500 for the year ended December 31, 2009.  The only proceeds received in 2010 were generated from a $50,000 convertible note issued to an unaffiliated investor.  In 2009, our cash provided by financing activities was due to a $23,500 note payable from a related party.

Capital Requirements

Our financial statements for the fiscal year ended December 31, 2010 state that we have incurred significant losses, have a negative capital, and a negative current ratio.  These factors, among others indicate that we may not be able to continue as a going concern.  We believe that, as of the date of this report, in order to fund our plan of operations over the next 12 months, we will need to fund operations out of cash flows generated from operations, from the borrowing of money, and from the sale of additional securities.  It is possible that we will be unable to obtain sufficient additional capital through the borrowing of money or the sale of our securities as needed.

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
121 Civic Center Drive, Suite 225
Lake Saint Louis, MO, United States
Phone: (636) 561-5639

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
The Blackhawk Fund
Carson City, Nevada

We have audited the accompanying balance sheet of The Blackhawk Fund (“Blackhawk” or the “Company”) as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of Blackhawk’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion . An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blackhawk as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the period described in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Gruber & Company, LLC

Gruber & Company, LLC

Lake St. Louis, Missouri
April 8, 2011

THE BLACKHAWK FUND
BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,945	$2,719
Total current assets	3,945	2,719

PROPERTY -- HELD FOR SALE	1,000	1,000
TOTAL ASSETS	$4,945	$3,719

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$317,660	$199,256
Note Payable, net of discount of $18,340 and $209,517 respectively	300,960	130,483
Notes Payable - Related Party	98,267	89,764
Total current liabilities	716,887	419,503

LONG TERM LIABILITIES
Note payable	110,000	-
TOTAL LIABILITIES	826,887	419,503

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value:
Series A, authorized 500,000, 500,000 issued and outstanding	50	50
Series B, authorized 10,000,000, 10,000,000 issued and outstanding	1,000	1,000
Series C, authorized 20,000,000, 10,000,000 issued and outstanding	1,000	1,000

Common Stock, $0.0001 par value, 4,000,000,000 shares authorized, 1,000,293,791
and 896,293,791 shares issued and outstanding, respectively	100,029	89,629

Common Stock B, $0.0001 par value 150,000,000 authorized, 30,000,000 issued
and outstanding	3,000	3,000

Additional Paid in Capital	38,029,434	38,013,284
Accumulated deficit	(38,956,455)	(38,523,747)
Total Stockholders’ Deficit	(821,942)	(415,784)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,945	$3,719

THE BLACKHAWK FUND
STATEMENTS OF OPERATIONS
Years Ended December 31, 2010 and 2009

	2010	2009

Revenues	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

OPERATING EXPENSES

General and Administrative	169,084	82,165

OTHER INCOME / (EXPENSES)
Gain on sale of assets	-	1,015,179
Loss on guarantee	(684)	(618,750)
Interest Expense	(262,940)	(489,982)

NET LOSS	$(432,708)	$(175,718)

Basic Loss Per Common Share	$-	$-

Weighted Average Number of Shares Outstanding	963,560,275	693,574,011

THE BLACKHAWK FUND
Statement of Stockholders’ Deficit
For the Years Ended December 31, 2010 and 2009

									Additional		Total
	Preferred Stock Series A		Prferred Stock Series B & C		Common Stock Series B		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances, December 31, 2008	500,000	$50	20,000,000	$2,000	30,000,000	$3,000	562,293,791	$56,229	$37,136,931	$(38,348,029)	$(1,149,819)
Issuance of common stock to retire debt	-	-	-	-	-	-	210,000,000	21,000	820,033	-	841,033
Issuance of stock for professional services	-	-	-	-	-	-	124,000,000	12,400	56,320	-	68,720
Net loss	-	-	-	-	-	-	-	-	-	(175,718)	(175,718)
											-
Balances, December 31, 2009	500,000	$50	20,000,000	$2,000	30,000,000	$3,000	896,293,791	$89,629	$38,013,284	$(38,523,747)	$(415,784)

Conversion of notes payable	-	-	-	-	-	-	59,000,000	5,900	14,800	-	20,700
Issuance of stock for professional services	-	-	-	-	-	-	45,000,000	4,500	1,350	-	5,850
Net loss	-	-	-	-	-	-	-	-	-	(432,708)	(432,708)

Balances, December 31, 2010	500,000	$50	20,000,000	$2,000	30,000,000	$3,000	1,000,293,791	$100,029	$38,029,434	$(38,956,455)	$(821,942)

THE BLACKHAWK FUND
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010 and 2009

	2010	2009

Cash Flows From Operating Activities
Net Loss	$(432,708)	$(175,718)

Adjustments to reconcile net loss to net cash used in operating activities:
Discount accretion on note	211,070	420,516
Gain on sale of assets	-	(1,015,178)
Loss on guarantee	-	618,750
Stock Issued for services and financing	-	24,000
Issuance of note for consulting services	41,107	-
Changes in operating assets and liabilities:
Prepaid financing costs	-	23,704
Accounts payable and accrued liabilities	131,757	71,984
Accrued interest on notes payable to related party	-	-

Net cash used in operating activities	(48,774)	(31,942)

Cash Flows From Financing Activities:
Proceeds from notes payable	50,000	-
Proceeds from notes payable - related party	-	23,500

Net cash provided by financing activities	50,000	23,500

Net Change in Cash	1,226	(8,442)

Cash Beginning of Period	2,719	11,161

Cash End of Period	$3,945	$2,719

Supplemental disclosures:
Cash paid for:
Interest	$-	$95,549
Income Taxes	$-	-

Supplemental disclosures of non-cash financing activity:
Issuance of common stock to settle legal invoices	$5,850	$-
Partial conversion of notes payable to common shares	$20,700	$-

THE BLACKHAWK FUND
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

The Blackhawk Fund (“Blackhawk” or the “Company”) was organized on November 5, 1998 in Nevada as USA Telecom.  In 1998, the entity amended its articles of incorporation to change its name to USA Telcom, in 2000 it amended its articles of incorporation to change its name to USA Telcom Internationale, in 2004 it amended its articles of incorporation to change its name to ZannWell Inc., and in January 2005, it amended its articles of incorporation to change its name to Blackhawk Fund.  For the year ended December 31, 2010, the Company was in the business of residential and commercial real estate acquisition and development.

 Cash and cash equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly- liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Advertising expenses

Advertising and marketing expenses are charged to operations as incurred.  There were no expenses for the year ended December 31, 2010 and 2009.

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

As of December 31, 2010, the deferred tax asset is related solely to the Company’s net operating loss carry forward and is fully reserved.

Loss per share

Loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants).  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method.  The calculation of fully diluted loss per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later.  As of December 31, 2010, the Company’s outstanding warrants are considered anti-dilutive.

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

Recent Accounting Pronouncements

Effective September 30, 2009, the Company adopted the Financial Accounting Standard Board’s new Accounting Standards Codification (“ASC”) as the single source of authoritative accounting guidance under the Generally Accepted Accounting Principles (“GAAP”) Topic.  The ASC does not create new accounting and reporting guidance, rather it reorganizes GAAP pronouncements into approximately 90 topics within a consistent structure.  All guidance in the ASC carries an equal level of authority.  Relevant portions of authoritative content, issued by the Securities and Exchange Commission (“SEC”), for SEC registrants, have been included in the ASC.  After the effective date of the Codification, all nongrandfathered, non-SEC accounting literature not included in the ASC is superseded and deemed nonauthoritative.  Adoption of the Codification also changed how the Company references GAAP in its financial statements.

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

In January 2010, FASB issued ASU 2010-6 Improving Disclosures about Fair Measurements (“ASU 2010-6”). ASU 2010-6 provides amendments to Subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to Subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its results of operations or financial position.

In January 2010, FASB issued ASU 2010-2 Accounting and Reporting for Decreases in Ownership of a Subsidiary- a Scope Clarification (“ASU 2010-2”). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification, originally issued as FASB Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 is effective for the Company starting January 1, 2010. The Company does not expect the adoption of ASU 2010-2 to have a material impact on the Company's results of operations or financial position.

In December 2009, FASB issued ASU 2009-16 Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets (“ASU 2009-16”). ASU 2009-16 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB SFAS No. 140. The amendments in ASU 2009-16 improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. ASU 2009-16 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009.  The Company does not expect the adoption of ASU 2009-16 to have a material impact on its results of operations or financial position.

In August 2009, FASB issued ASU 2009-5 Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value (“ASU 2009-5”). ASU 2009-5 provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. ASU 2009-5 clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value. ASU 2009-5 was effective for the Company for interim and annual periods ending after September 30, 2009. The adoption of ASU 2009-5 did not have a material impact on the Company's results of operations or financial position.

In August 2009, FASB issued ASU 2009-4 Accounting for Redeemable Equity Instruments—an Amendment to Section 480-10-S99 (“ASU 2009-4”). ASU 2009-4 represents a SEC update to Section 480-10-S99, Distinguishing Liabilities from Equity. The adoption of guidance within ASU 2009-4 did not have an impact on the Company's results of operations or financial position.

 In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162, (now codified within ASC 105, Generally Accepted Accounting Principles (“ASC 105”)). ASC 105 establishes the Codification as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. All guidance contained in the Codification carries an equal level of authority. Following this statement, FASB will not issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates, which will serve only to: (1) update the Codification; (2) provide background information about the guidance; and (3) provide the bases for conclusions on the change(s) in the Codification. ASC 105 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. The adoption of ASC 105 did not have an impact on the Company's results of operations or financial position.

In May 2009, FASB issued SFAS No. 165, Subsequent Events, (now codified within ASC 855, Subsequent Events (“ASC 855”)). ASC 855 establishes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 was effective for the Company on April 1, 2009. The adoption of ASC 855 did not have a material impact on the Company's results of operations or financial position.

In April 2009, FASB issued FSP FAS 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (now codified within ASC 320, Investments—Debt and Equity Securities (“ASC 320”)). ASC 320 provides greater clarity about the credit and noncredit component of an other-than-temporary impairment event and more effectively communicates when an other-than-temporary impairment event has occurred. ASC 320 amends the other-than-temporary impairment model for debt securities. The impairment model for equity securities was not affected. Under ASC 320, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. This standard was effective for interim periods ending after June 15, 2009. The adoption of ASC 320 did not have a material impact on the Company's results of operations or financial position.

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

In April 2009, FASB issued FSP 107-1 and Accounting Principles Board 28-1, Interim Disclosures about Fair Value of Financial Instruments (now codified within ASC 825, Financial Instruments (“ASC 825”)). ASC 825 requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. ASC 825 was effective for interim periods ending after June 15, 2009. The adoption of ASC 825 did not have a material impact on the Company's consolidated results of operations or financial position.

NOTE 2 - STOCK BASED COMPENSATION

Effective January 1, 2006, the Company has adopted ASC 505 “Equity” and ASC 718-10 “Stock Compensation,” using the modified-prospective transition method.  The standards require the measurement of compensation cost at the grant date, based upon the estimated fair value of the award, and requires amortization of the related expense over the employee’s requisite service period.  Under ASC 718-10, stock based compensation cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  Beginning on January 1, 2006, any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with ASC 718-10.  During the year ended December 31, 2010 and 2009, the Company had no stock based consulting expenses as determined under ASC 718-10.

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

In December 2008, the Company purchased two parcels of undeveloped land in Riverside County, City of Desert Hot Springs, California, for a purchase price of a $1,000 promissory note.  The land approximates 3.5 acres.  This property is zoned for residential dwellings.  The Company is determining whether to build finished lots or in the alternative to sell the land to a developer.  Although the property comprised of these two parcels has been zoned for residential dwellings, the Company has not yet obtained entitlements on the property for development and construction.

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

On April 24, 2008, the Company issued 500,000 shares of the newly designated Series A Preferred Stock as part of a financing transaction with Terminus, Inc. (“Terminus”).  See Note 6.  The Company has valued the convertible shares using the Black-Scholes model and has recognized a financing expense equivalent to the stated value of the Series A Preferred Stock of $500,000.

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

NOTE 5 - COMMON STOCK

During the years ended December 31, 2010 and 2009, the Company issued an aggregate of 59,000,000 and 210,000,000 shares of common stock, respectively, in connection with partial conversions of the Terminus note.  (See Note 6.)

During the years ended December 31, 2010 and 2009, the Company issued 45,000,000 shares and 124,000,000 shares of common stock, respectively, for professional services rendered.  See Note 8.

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

The balance of the Terminus Notes at December 31, 2010 and 2009 are $369,300 and $130,483, net of discount of $0 and $420,516, respectively. The note discount related to the Terminus Note was fully amortized as of July 10, 2010.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

For the years ended December 31, 2010 and 2009, Terminus, Inc., the holder of the Company’s Series C Preferred Stock, has loaned the Company $82,127 and $81,127, respectively.  The loan is payable upon demand with interest at 12% per annum.  At December 31, 2010 and 2009, interest accrued to this loan was $16,140 and $8,637, respectively.

NOTE 8 – 2009 STOCK INCENTIVE PLAN

On August 10, 2009, the Company’s Board of Directors adopted its 2009 Stock Incentive Plan (the “Plan”).  The Board of Directors approved the issuance of 45,000,000 and 124,000,000 shares of common stock pursuant to the 2009 Stock Incentive Plan in payment of legal services, respectively, during the years ended December 31, 2010 and 2009.

NOTE 9 - GOING CONCERN

The Company has incurred significant losses, has a negative capital, and negative current ratio.  These factors, among others indicate that the Company may not be able to continue as a going concern.  No adjustments have been made to the carrying value of assets and liabilities should the company not continue as a going concern.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 30, 2011, which is the date these financial statements were available to be issued.

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

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is certain information concerning our directors and executive officers:

Name	Age	Position
Francis X. Marshik	84	President, Chief Executive Officer, Treasurer and director

Francis X. Marshik has served as President, Chief Executive Officer, Treasurer and director since April 24, 2008.  Mr. Marshik retired in 1986 from M.W. Kellogg, an engineering, construction and fabrication company, where he served as its Senior Vice President of Global Business Development since 1980.  From 1974 to 1980, Mr. Marshik was Commercial Vice President of M.W. Kellogg in London, and from 1968 to 1972, he was the head of the Far East as General Manager of Japan.  From 1950 to 1966, Mr. Marshik held various positions at C.F. Braun, an engineering company.  He received a Bachelor of Science from Oregon State University.  Mr. Marshik served as a director of Hemiwedge Industries, Inc., a publicly traded company on the OTC Bulletin Board from 2002 to 2009.

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

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to the Chief Executive Officer and our other executive officers for services rendered during the fiscal years ended December 31, 2010, 2009 and 2008.

Summary Compensation Table

				Stock	Option	All Other
Name and Position	Year	Salary	Bonus	Awards ($)	Awards ($)	Compensation	Total ($)
Francis X. Marshiik	2010	$0	--	--	--	--	$0
President	2009	$0	--	--	--	--	$0
Chief Executive Officer, Treasurer and Director	2008	$0	--	--	--	--	$0
(since April 24, 2008)

Steve Bonenberger	2010	N/A	N/A	N/A	N/A	N/A	N/A
President, Chief Executive Officer and Director	2009	N/A	N/A	N/A	N/A	N/A	N/A
(until April 24, 2008	2008	$37,500	--	--	--	--	$37,500

Brent Fouch	2010	N/A	N/A	N/A	N/A	N/A	N/A
Executive Vice President	2009	N/A	N/A	N/A	N/A	N/A	N/A
Treasurer and Director	2008	$37,500	--	--	--	--	$37,500
(until April 24, 2008)

Outstanding Equity Awards

There were no outstanding equity awards, unexercised options, unvested stock, or equity incentive plan awards as of December 31, 2010 for any of the executive officers named in the Summary Compensation Table above.

Potential Payments upon Termination

None.

Compensation of Directors

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2010, all of the  Section 16(a) reports required to be filed by our executive officers, directors, and greater-than-10% stockholders were filed on a timely basis.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2011 by the following persons:

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

Amount and Nature of Beneficial Ownership

Name And Address (1)	Number Of Common Shares Beneficially Owned		Percentage Owned (2)	Number Of Series B Preferred Shares Beneficially Owned	Percentage Owned (2)	Number Of Series C Preferred Shares Beneficially Owned		Percentage Owned (2)	Percentage of Total Voting Power (3)

Terminus, Inc.	—		*	—	*	10,000,000	(4)	100%	86.7%	%
Craig B. Garner (5)	45,423,660	(5)	4.99%	10,000,000	100%	—		*	*	%
Frank Marshik	—		*	—	*	10,000,000	(4)	100%	86.7%	%
All directors and officers as a group (1 person)	—		*	—	*	10,000,000	(4)	100%	86.7%	%

*Less than 1%
(1)	Unless otherwise noted, the address is 1802 N. Carson Street, Suite 212, Carson City, Nevada 89701.
(2)	Based on 1,000,293,791 common shares, 10,000,000 Series B Preferred Shares, and 10,000,000 Series C Preferred Shares issued and outstanding.
(3)
Holders of our common stock are entitled to one vote per share, for a total of 910,293,791 votes. Holders of our Series A preferred stock are not entitled to vote. Holders of our Series B preferred stock are entitled to one vote per share, for a total of 10,000,000 votes. Holders of our Series C preferred stock are entitled to the number of votes on such matters equal to the product of (a) the number of shares of the Series C Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Company’s common stock, on a fully-diluted basis, as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.0000002, for a total of 6,601,914,628 votes, or approximately 87% of the outstanding votes on all matters presented to our stockholders as of the record date.

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

At December 31, 2010 and 2009, Terminus, Inc., the holder of the Company’s Series C Preferred Stock, has loaned us approximately $82,127.  The loan is payable upon demand with interest at 12% per annum.  At December 31, 2010, interest accrued to this loan was $16,140.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

Gruber & Company, LLC, billed us $7,500 in fees for our annual audit for the year ended December 31, 2010, and $7,500 in fees for the review of our quarterly financial statements for that year.

Gruber & Company, LLC, billed us $7,500 in fees for our annual audit for the year ended December 31, 2009, and $7,500 in fees for the review of our quarterly financial statements for that year.

AUDIT-RELATED FEES

We did not pay any fees Gruber & Company, LLC for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal years 2010 and 2009.

TAX FEES

We did not pay any fees to Gruber & Company, LLC for tax compliance, tax advice, tax planning or other work during our fiscal years 2010 and 2009.

ALL OTHER FEES

There were no other fees billed by Gruber & Company, LLC for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

With respect to the audit of our financial statements as of December 31, 2010 and 2009 and for the years then ended, none of the hours expended on Gruber & Company, LLC engagement to audit those financial statements were attributed to work by persons other than Gruber & Company, LLC’s full-time, permanent employees.

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

10.12	2009 Stock Incentive Plan, filed as an exhibit to our Registration Statement on Form S-8 filed on August 14, 2009 and incorporated herein by reference.

10.13**	Convertible Promissory Note dated March 19, 2010.

14**	Code of Ethics

21**	Subsidiaries

23.1*	Consent of Gruber & Company, LLC,

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

Signatures	Title	Date

/s/ Francis X. Marshik	Chairman of the Board, President,	April 14, 2011
Francis X. Marshik	Chief Executive Officer