Form 10-Q
period 2011-03-31
Blackhawk Fund
filed 2011-05-23
CIK 1096768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 19, 2011, 1,000,293,791 shares of our common stock were outstanding.

ITEM 1 – CONDENSED FINANCIAL STATEMENTS

THE BLACKHAWK FUND
BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,426	$3,945
Total current assets	2,426	3,945

PROPERTY — HELD FOR SALE	1,000	1,000
TOTAL ASSETS	$3,426	$4,945

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$350,381	$317,660
Note Payable, net of discount of $0 and $18,430 respectively	319,300	300,960
Notes Payable - Related Party	100,699	98,267
Total current liabilities	770,380	716,887

LONG TERM LIABILITIES
Note payable, net of discount of $17,866	92,134	110,000
TOTAL LIABILITIES	862,514	826,887

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value:
Series A, authorized 500,000, 500,000 issued and outstanding	50	50
Series B, authorized 10,000,000, 10,000,000 issued and outstanding	1,000	1,000
Series C, authorized 20,000,000, 10,000,000 issued and outstanding	1,000	1,000

Common Stock, $0.0001 par value, 4,000,000,000 shares authorized, 1,000,293,791 and 896,293,791 shares issued and outstanding, respectively	100,029	100,029

Common Stock B, $0.0001 par value 150,000,000 authorized, 30,000,000 issued and outstanding	3,000	3,000

Additional Paid in Capital	38,029,434	38,029,434
Accumulated deficit	(38,993,601)	(38,956,455)
Total Stockholders’ Deficit	(859,088)	(821,942)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,426	$4,945

THE BLACKHAWK FUND
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Revenues	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

OPERATING EXPENSES

General and Administrative	19,333	22,217

OTHER INCOME / (EXPENSES)
Gain on sale of assets	-	-
Loss on guarantee	-	-
Other expense	-	(684)
Interest Expense	(17,813)	(107,405)

NET LOSS	$(37,146)	$(130,306)

Basic Loss Per Common Share	$-	$-

Weighted Average Number of Shares Outstanding	1,000,293,791	897,227,124

THE BLACKHAWK FUND
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Cash Flows From Operating Activities
Net Loss	$(37,146)	$(130,306)

Adjustments to reconcile net loss to net cash used in operating activities:
Discount accretion on note	474	96,165
Accrued interest on notes payable to related party	2,432	-
Changes in operating assets and liabilities:	-
Prepaid financing costs	-	-
Accounts payable and accrued liabilities	32,721	30,971

Net cash used in operating activities	(1,519)	(3,170)

Cash Flows From Financing Activities:
Proceeds from notes payable	-	50,000

Net cash provided by financing activities	-	50,000

Net Change in Cash	(1,519)	46,830

Cash Beginning of Period	3,945	2,719

Cash End of Period	$2,426	$49,549

Supplemental disclosures:
Cash paid for:
Interest	$-	$-
Income Taxes	$-	-

Supplemental disclosures of non-cash financing activity:
Partial conversion of notes payable to common shares	$-	$5,355

THE BLACKHAWK FUND
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

 The accompanying balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the accompanying interim financial statements as of March 31, 2011, for the three-month periods ended March 31, 2011 and 2010, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of The Blackhawk Fund (hereinafter referred to as “Blackhawk” or the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on April 15, 2011.

Nature of Business

The Blackhawk Fund was organized on November 5, 1998 in Nevada as USA Telecom.  In 1998, the entity amended its articles of incorporation to change its name to USA Telcom, in 2000 it amended its articles of incorporation to change its name to USA Telcom Internationale, in 2004 it amended its articles of incorporation to change its name to ZannWell Inc., and in January 2005, it amended its articles of incorporation to change its name to Blackhawk Fund.  For the year ended December 31, 2010, the Company was in the business of residential and commercial real estate acquisition and development.

 Cash and cash equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly- liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Revenue recognition

The Company generated revenue from the sale of real estate, brokerage commissions, and rental income from rental properties.  Revenues from real estate sales and commissions were recognized on execution of the sales contract.  The Company recorded gross commissions on the sales of properties closed.  The Company paid the broker of record five percent of all transactions and 100 percent of personal sales.  The Company compensated its independent agents on a sliding scale between 70 and 80 percent based on productivity.  The Company also recognized sales when it sold properties that have been held for sale when their renovation was completed.  Revenue was recognized at “closing”. The Company has not generated revenue from its real estate activities since 2008.

The Company has not recognized any revenue from its new business plan.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

As of March 31, 2011 and December 31, 2010, the deferred tax asset is related solely to the Company’s net operating loss carry forward and is fully reserved.

Loss per share

Loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants).  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method.  The calculation of fully diluted loss per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later.  As of March 31, 2011 and December 31, 2010, the Company’s outstanding warrants are considered anti-dilutive.

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

NOTE 4 - COMMON STOCK

During the year ended December 31, 2010, the Company issued an aggregate of 59,000,000 shares of common stock, in connection with partial conversions of the Terminus note.  (See Note 5.)

During the years ended December 31, 2010 the Company issued 45,000,000 shares of common stock, respectively, for professional services rendered.  See Note 7.

In connection with the August Amendment, the Company’s changed the par value of its common stock from $0.001 to $0.0001.

NOTE 5 – PROMISSORY NOTES

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

The balance of the Terminus Notes at March 31, 2011 and December 31, 2010 are $369,300, net of discount of $0, respectively. The note discount related to the Terminus Note was fully amortized as of July 10, 2010.

On September 15, 2010, the Company entered into a consulting agreement.  In connection with the consulting agreement the Company issued a convertible note payable (“Consulting Note”) in the amount of $60,000. The entire principal amount is due on September 15, 2020, and the Consulting Note accrues interest on the unpaid principal amount at the rate of 4% per annum. The holder of the Consulting Note may exercise its right to convert any portion of unpaid principal and accrued interest into shares of the Company’s common stock any time after March 15, 2011 at a conversion price calculated as 85% of the average of the three per share market values of the Company’s common stock immediately preceding a conversion date.  Each conversion is limited to $10,000 per calendar month. In connection with the Consulting Note, the Company recorded a note discount in the amount of $17,886.

NOTE 6 - RELATED PARTY TRANSACTIONS

For the year ended December 31, 2010, Terminus, Inc., the holder of the Company’s Series C Preferred Stock, has loaned the Company $82,127, respectively.  The loan is payable upon demand with interest at 12% per annum.  At March 31, 2011 and December 31, 2010, interest accrued to this loan was $18,572 and 16,140, respectively.

NOTE 7 – 2009 STOCK INCENTIVE PLAN

On August 10, 2009, the Company’s Board of Directors adopted its 2009 Stock Incentive Plan (the “Plan”).  The Board of Directors approved the issuance of 45,000,000 of common stock pursuant to the 2009 Stock Incentive Plan in payment of legal services, during the years ended December 31, 2010.

NOTE 8 - GOING CONCERN

The Company has incurred significant losses, has a negative capital, and negative current ratio.  These factors, among others indicate that the Company may not be able to continue as a going concern.  No adjustments have been made to the carrying value of assets and liabilities should the company not continue as a going concern.

NOTE 9 - SUBSEQUENT EVENTS

On May 6, 2011, we entered into a Stock Purchase Agreement with Lino Luciani and Terminus, Inc. pursuant to which Mr. Luciani purchased 10,000,000 shares of our Series C Preferred Stock from Terminus for $300,000.

On May 6, 2011, we entered into a Settlement Agreement with Terminus, Inc. and Professional Offshore Opportunity Fund, Ltd. (“POOF”) pursuant to which we settled all amounts owed to POOF under outstanding promissory notes and repurchased the Series A Preferred Stock held by it in exchange for $275,000.  In connection with the settlement agreement, POOF released the Series C Preferred Stock held by it to secure payment of amounts due under the April 2008 $550,000 promissory note, as amended, co-issued by us and Terminus, Inc.  Mutual releases were exchanged among the parties under the Settlement Agreement.

On May 6, 2011, in connection with the consummation of the purchase and sale of our Series C Preferred Stock described under Item 1.01 above, we entered into a stock purchase agreement with Terminus, Inc. and Lino Luciani, Inc. whereby Mr. Luciani purchased 10,000,000 shares of our Series C Preferred Stock from Terminus, Inc.  Holders of the Series C Preferred Stock are entitled to the number of votes on such matters equal to the product of (a) the number of shares of the Series C Preferred Stock held by such holder, (b) the number of issued and outstanding shares of our  common stock, on a fully-diluted basis, as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.0000002.  As a result, the sale of the Series C Preferred Stock by Terminus to Mr. Luciani effectively transferred Terminus’ control of us to Mr. Luciani, giving Mr. Luciani in excess of 67% of all votes entitled to be cast in any matter requiring or permitting a vote of stockholders.  Arrangements relating to the officers and directors are set forth in Item 5.02 below.  The sale of the shares of Series C Preferred Stock was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(1) of the Securities Act (under the so-called “4(1 ½) exemption” of the Securities Act).

On May 6, 2011, in connection with the stock purchase agreement described under Item 1.01 above, Frank Marshik resigned as our President, Chief Financial Officer, and Secretary.  The board of directors appointed Mr. Luciani as a director to fill a vacancy on the board of directors.  The board of directors then appointed Mr. Luciani as our President, Chief Financial Officer, and Secretary concurrent with the closing of the stock purchase agreement. Thereafter, Mr. Marshik resigned as a director concurrent with the closing.  Mr. Marshik’s resignation as a director was not based on any disagreement with us on any matter relating to our operations, policies or practices.

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

Change of Control and Change in Management

On May 6, 2011, we entered into a stock purchase agreement with Terminus, Inc. and Lino Luciani pursuant to which Mr. Luciani purchased 10,000,000 shares of our Series C Preferred Stock from Terminus for $300,000.  As a result, the sale of the Series C Preferred Stock by Terminus to Mr. Luciani effectively transferred Terminus’ control of our company to Mr. Luciani.

On May 6, 2011, in connection with the stock purchase agreement described above, Frank Marshik resigned as our President, Chief Financial Officer, and Secretary.  The board of directors appointed Mr. Luciani as a director to fill a vacancy on the board of directors.  The board of directors then appointed Mr. Luciani as our President, Chief Financial Officer, and Secretary concurrent with the closing of the stock purchase agreement. Thereafter, Mr. Marshik resigned as a director concurrent with the closing.  Mr. Marshik’s resignation as a director was not based on any disagreement with us on any matter relating to our operations, policies or practices.

Plan of Operation

Our new management determined that our company has incurred operating and net losses in each of the last two fiscal years, had a working capital deficit as of the end of the latest fiscal year and as of the latest fiscal quarter, and has a large accumulated deficit.  Accordingly, new management commenced an analysis of the current business plan to determine the viability of the same during the second and third quarters of 2011.  New management has evaluated and is evaluating historical and projected costs in running the line, existing and potential revenue streams, and the availability of additional capital for expansion of the current business plan.  In particular, with respect to the real estate business, management is evaluating our current real estate portfolio in light of current market conditions, both in the real estate markets and the credit markets.  Upon completion of the analysis, management will determine whether to seek to expand the business line or to discontinue or divest of the division.  In addition, in light of the distress in the real estate markets, management is looking at potential real estate acquisition opportunities that, if consummated, would increase and diversify our real estate portfolio.  Management is also considering diversifying into additional lines of business.  In all cases, management may seek to form one or more partnerships, enter into one or more joint ventures, or conduct one or more strategic acquisitions.

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

Results of Operations

Basis of Presentation

The following table sets forth, for the periods indicated, certain unaudited selected financial data:

	Three Months Ended
	March 31,
	2011	2010

Revenues	$—	$—
Costs of Sales	—	—
General and administrative	19,333	22,217
Other Expense	-	(684)
Interest Expense	(17,813)	(107,405)

Net Income (Loss)	$(37,416)	$(130,306)

Comparison of the three months ended March 31, 2011 and 2010

Net sales.  Our revenues were $0 for the three months ended March 31, 2011 and 2010.  This resulted from our prior decision to cease our media operations in the end of fiscal 2008 as well as from a lack of sales of any real estate properties held for development or any real estate properties generating rental revenue.

Cost of Sales.  Costs of sales were $0 for the three months ended March 31, 2011 and 2010.

General and administrative.  General and administrative expenses remained generally unchanged for the three months ended March 31, 2011 at $22,217 as compared to $21,653 for the three months ended March 31, 2011.

Other expense.  We incurred other expenses of $0 in the three months ended March 31, 2011 as compared to $684 for the three months ended March 31, 2010.

Interest.  Interest expense decreased to $17,813for the three months ended March 31, 2011 as compared to interest expense of $107,405 for the three months ended March 31, 2010. The interest expense for the three months ended March 31, 2010 was primarily attributed to the forgiveness of promissory notes made by us and former affiliates assuming liability under mortgage notes in exchange for real estate properties.  We did not have any comparable transactions in the three months ended March 31, 2011.

Net loss.  We incurred a net loss of $37,146 for the three months ended December 31, 2010 as compared to net loss of $130,306 for the three months ended March 31, 2010.

Liquidity and Capital Resources

We have financed our operations, debt service, and capital requirements through cash flows generated from operations and through issuance of debt and equity securities.  Our working capital deficit at March 31, 2011 was $767,954, and we had cash of $2,426 as of March31, 2011.

We used $1,519 of net cash in operating activities for the three months ended March 31, 2011, compared to using $3,170 in the three months ended March 31, 2010.  The net loss of $37,146 was offset by non-cash expenses of $474 in discount accretion on a note; an increase of $2,432 of accrued interest on notes payable to a related party and  an increase of $32,271  in accounts payable and accrued liabilities.

We generated no cash flows from investing activities for the three months ended March 31, 2011 and 2010.

Net cash flows provided by financing activities were $0 for the three months ended March 31, 2011, compared to net cash flows provided by financing activities of $50,000 for the three months ended March 31, 2010.  The only proceeds received in the three months ended March 31, 2010 was generated from a note payable from related party.

Capital Requirements

Our financial statements for the three months ended March 31, 2011 state that we have incurred significant losses, have a negative capital, and a negative current ratio.  These factors, among others indicate that we may not be able to continue as a going concern.  We believe that, as of the date of this report, in order to fund our plan of operations over the next 12 months, we will need to fund operations out of cash flows generated from operations, from the borrowing of money, and from the sale of additional securities.  It is possible that we will be unable to obtain sufficient additional capital through the borrowing of money or the sale of our securities as needed.

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

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our former management, including our former Chief Executive Officer and former Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Chief Executive Officer and our former Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that all material information required to be disclosed in this Quarterly Report on Form 10-Q has been made known to them in a timely fashion.

Our Chief Executive Officer and former Chief Financial Officer has also evaluated whether any change in our internal controls occurred during the last fiscal quarter and have concluded that there were no material changes in our internal controls or in other factors that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls.

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – (REMOVED AND RESERVED)
ITEM 5 – OTHER INFORMATION

See our Current Report on Form 8-K dated May 6, 2011 and filed with the Securities and Exchange Commission on May 13, 2011 for a description of our recent change of control and the changes in our officers and directors in connection therewith.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing

31.1	Certification of Lino Luciani pursuant to Rule 13a-14(a)	Filed herewith.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant o 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BLACKHAWK FUND

May 23, 2011	/s/ Lino Luciani
Lino Luciani
President
(Principal Executive Officer and Principal Accounting Officer)