Form 10-Q
period 2011-06-30
VIDABLE, INC.
filed 2011-08-22
CIK 1096768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _________________ to _________________

Commission File No.: 000-49672

VIDABLE, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0408213
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1802 N. Carson Street, Suite 108
Carson City, NV 89701
(Address of principal executive offices)

Issuer’s telephone number:   (775) 887-0670

The Blackhawk Fund
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 15, 2011, 400,201,154 shares of our common stock were outstanding.

ITEM 1 – CONDENSED FINANCIAL STATEMENTS

VIDABLE, INC.
BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$75	$3,945
Total current assets	75	3,945

PROPERTY — HELD FOR SALE	1,000	1,000
TOTAL ASSETS	$1,075	$4,945

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$20,250	$317,660
Note Payable, net of discount of $0 and $18,430 respectively	-	300,960
Notes Payable - Related Party	-	98,267
Notes Payable - Officer	28,827
Total current liabilities	49,077	716,887

LONG TERM LIABILITIES
Note payable, net of discount of $17,866	-	110,000
TOTAL LIABILITIES	49,077	826,887

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value:
Series A, shares authorized 500,000, 0 and 500,000 shares issued and outstanding, respectively	-	50
Series B, shares authorized 10,000,000, 10,000,000 shares issued and outstanding	1,000	1,000
Series C, shares authorized 20,000,000, 10,000,000 shares issued and outstanding	1,000	1,000

Common Stock, $0.0001 par value, 4,000,000,000 shares authorized, 200,059 shares issued and outstanding, respectively	20	20

Common Stock B, $0.0001 par value 150,000,000 shares authorized, 6,000 shares issued and outstanding	1	1

Additional Paid in Capital	38,509,136	38,132,442
Accumulated deficit	(38,559,159)	(38,956,455)
Total Stockholders’ Deficit	(48,002)	(821,942)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,075	$4,945

VIDABLE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

OPERATING EXPENSES

General and Administrative	52,057	35,302	71,391	57,519

OTHER INCOME / (EXPENSES)

Gain on debt forgiveness	487,783	-	487,783	-

Other expense	-	-	-	(684)

Interest expense	(1,283)	(119,401)	(19,096)	(226,806)

NET INCOME (LOSS)	$434,443	$(154,703)	$397,296	$(285,009)

Basic Income (Loss) Per Common Share	$2.11	$(0.86)	$1.93	$(1.54)

Weighted Average Number of Shares Outstanding	206,059	180,561	206,059	185,284

VIDABLE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010

Cash Flows From Operating Activities
Net Income (Loss)	$397,296	$(285,009)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt forgiveness	(487,783)	-
Discount accretion on note	178	201,625
Changes in operating assets and liabilities:	-
Accounts payable and accrued liabilities	57,612	58,134
Notes payable to officer	28,827	-

Net cash used in operating activities	(3,870)	(25,250)

Cash Flows From Financing Activities:
Proceeds from notes payable	-	50,000

Net cash provided by financing activities	-	50,000

Net Change in Cash	(3,870)	24,750

Cash Beginning of Period	3,945	2,719

Cash End of Period	$75	$27,469

Supplemental disclosures:
Cash paid for:
Interest	$-	$-
Income Taxes	$-	-

Supplemental disclosures of non-cash financing activity:
Partial conversion of notes payable to common shares	$-	$20,700
Constructively retired Preferred Stock, Series A, 500,000 shares	$(50)	$-
Common stock reverse stock split 1:5,000	$(100,009)	$-
Common stock B reverse stock split 1:5,000	$(2,999)	$-
Additional Paid in Capital related to stock transactions above	$103,058	$-
Additional Paid in Capital related party Terminus transactions	$376,644	$-

VIDABLE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

 The accompanying balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the accompanying interim financial statements as of June 30, 2011, for the six-month periods ended June 30, 2011 and 2010, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Vidable, Inc. (hereinafter referred to as “Vidable” or the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the six-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on April 15, 2011.

On July 1, 2011, the Board of Directors’ of the Company effectuated a 1 to 5,000 reverse stock split of its outstanding common stock.  The reverse stock split did not affect the amount of authorized shares of the Company.  Additionally, the board approved the issuance of up to 500 shares of the Company’s common stock for rounding up of fractional shares in connection with the reverse stock split.  All references in the unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements, numbers of shares, and share amounts have been retroactively restated to reflect the reverse splits, unless explicitly stated otherwise.

Nature of Business

Vidable, Inc. was organized on November 5, 1998 in Nevada as USA Telecom.  In 1998, the entity amended its articles of incorporation to change its name to USA Telcom, in 2000 it amended its articles of incorporation to change its name to USA Telcom Internationale, in 2004 it amended its articles of incorporation to change its name to ZannWell Inc., in January 2005, it amended its articles of incorporation to change its name to Blackhawk Fund and in June 2011 it amended its articles of incorporation to change its name to Vidable, Inc. For the year ended December 31, 2010, the Company was in the business of residential and commercial real estate acquisition and development.

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

As of June 30, 2011 and December 31, 2010, the deferred tax asset is related solely to the Company’s net operating loss carry forward and is fully reserved.

Income/(Loss) per share

Income/(Loss) per share is computed by dividing the net loss by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants).  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method.  The calculation of fully diluted loss per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later.  As of June 30, 2011 and December 31, 2010, the Company’s outstanding warrants are considered anti-dilutive.

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

NOTE 2 - STOCK BASED COMPENSATION

Effective January 1, 2006, the Company has adopted ASC 505 “Equity” and ASC 718-10 “Stock Compensation,” using the modified-prospective transition method.  The standards require the measurement of compensation cost at the grant date, based upon the estimated fair value of the award, and requires amortization of the related expense over the employee’s requisite service period.  Under ASC 718-10, stock based compensation cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  Beginning on January 1, 2006, any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with ASC 718-10.  During the six-month periods ended June 30, 2011 and the year ended December 31, 2010, the Company had no stock based consulting expenses as determined under ASC 718-10.

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

NOTE 4 - COMMON STOCK

On August 19, 2008, the Company changed the par value of its common stock from $0.001 to $0.0001.

On July 1, 2011, the Board of Directors’ of the Company effectuated a 1 to 5,000 reverse stock split of its outstanding common stock.  The reverse stock split did not affect the amount of authorized shares of the Company.  Additionally, the board approved the issuance of up to 500 shares of the Company’s common stock for rounding up of fractional shares in connection with the reverse stock split.  All references in the unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements, numbers of shares, and share amounts have been retroactively restated to reflect the reverse splits, unless explicitly stated otherwise.

NOTE 4 – PREFERRED STOCK

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

On May 6, 2011, we and Terminus, Inc. entered into a Settlement Agreement and Release with Professional Offshore Opportunity Fund, Ltd. (“POOF”) pursuant to which we (and Terminus) settled all amounts owed to POOF under outstanding promissory notes and repurchased the Series A Preferred Stock held by it in exchange for $275,000.  The repurchased Series A Preferred Stock is being held by the Company as Treasury Stock. In connection with the settlement agreement, POOF released the Series C Preferred Stock held by it to secure payment of amounts due under the April 2008 $550,000 promissory note, as amended, co-issued by us and Terminus, Inc.   Mutual releases were exchanged among the parties under the Settlement Agreement.

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

Subsequent to the Terminus Note amendment, the holder of the note has effected a series of partial conversions and was issued an aggregate of 42,000 shares of common stock at a conversion price of $5.00 per share. In the aggregate, these issuances reduced the debt by $210,000 in principal.

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

On March 25, 2010, the holder of the Terminus Note effected a partial conversion and was issued 2,800 shares of common stock. The issuance reduced the debt by $5,355.

On April 5, 2010, the holder of the Terminus Note exercised a partial conversion and was issued 45,000 shares of common stock. The issuance reduced the debt by $15,345.

On July 7, 2010, the Company entered into a second amendment to the Terminus Note extending the maturity date under the note from July 10, 2010 to February 1, 2011.

On May 6, 2011, we, and Terminus, Inc., entered into a Settlement Agreement and Release with Professional Offshore Opportunity Fund, Ltd. (“POOF”) pursuant to which we settled all amounts owed to POOF under outstanding promissory notes and repurchased the Series A Preferred Stock held by it in exchange for $275,000.  In connection with the settlement agreement, POOF released the Series C Preferred Stock held by it to secure payment of amounts due under the April 2008 $550,000 promissory note, as amended, co-issued by us and Terminus, Inc. as well as the March 2010 promissory note issued by us. The amounts due under the April 2008 and March 2010 promissory notes was $369,300 at May 6, 2011. To record the Settlement Agreement and Release, $94,300 was recognized as a gain on debt forgiveness.  Mutual releases were exchanged among the parties under the Settlement Agreement. The $275,000 payment was charged to Additional Paid in Capital as the payment was provided by Terminus, a related party.

The Terminus Notes at June 30, 2011 and December 31, 2010 are $0 and $369,300, respectively. The note discount related to the Terminus Note was fully amortized as of July 10, 2010.

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

On May 4, 2011, the consulting agreement was terminated.  The convertible note payable (“Consulting Note”) in the amount of $60,000 was cancelled.  The Company recorded a gain on debt forgiveness or the consulting note plus accrued interest less unamortized note discount.

NOTE 6 - RELATED PARTY TRANSACTIONS

For the year ended December 31, 2010, Terminus, Inc., the holder of the Company’s Series C Preferred Stock, has loaned the Company $82,127,.  The loan is payable upon demand with interest at 12% per annum.  At June 30, 2011 and December 31, 2010, interest accrued to this loan was $0 and 18,572, respectively.

On May 6, 2011, we, and Terminus, Inc., entered into a Settlement Agreement with Professional Offshore Opportunity Fund, Ltd. (“POOF”) pursuant to which we, and Terminus, Inc., settled all amounts owed to POOF and under outstanding promissory and demand  notes.

Additionally, on May 6, 2011, $101,644 of related party debt, inclusive of accrued interest was forgiven by Terminus. Since the forgiveness occurred with a related party, the Company charged additional paid in capital.

NOTE 7 – OFFICER LOAN

For the quarter ended June 30, 2011, an officer of the Company has loaned the Company $28,667.  The loan is payable upon demand with interest at 8% per annum.  At June 30, 2011, interest accrued to this loan was $160.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

On May 4, 2011, the Company entered into a settlement agreement and general release with its law firm forgiving all amounts owed through that date. The total charges for fees, costs and late charges was approximately $190,158. Mutual releases were exchanged among the parties under the Settlement Agreement resolving all amounts. The entire amount was recognized as a gain on debt forgiveness.

On May 6, 2011, we, and Terminus, Inc., entered into a Settlement Agreement with Professional Offshore Opportunity Fund, Ltd. (“POOF”) pursuant to which we, and Terminus, Inc., settled all amounts owed to POOF under outstanding promissory notes. Accrued interest of $155,220 was forgiven and recognized as a gain on debt forgiveness.

NOTE 9 – 2009 STOCK INCENTIVE PLAN

On August 10, 2009, the Company’s Board of Directors adopted its 2009 Stock Incentive Plan (the “Plan”).  The Board of Directors approved the issuance of 9,000; of common stock pursuant to the 2009 Stock Incentive Plan in payment of legal services, during the years ended December 31, 2010.

NOTE 10 - GOING CONCERN

The Company has incurred significant losses, has a negative capital, and negative current ratio.  These factors, among others indicate that the Company may not be able to continue as a going concern.  No adjustments have been made to the carrying value of assets and liabilities should the company not continue as a going concern.

NOTE 11 - SUBSEQUENT EVENTS

On July 20, 2011, we entered into an agreement with our president where his 10,000,000 shares of Series C Preferred Stock were exchanged for 300,000,000 shares of our common stock. The issuance was exempt pursuant to Section 3(a)(9) of the Securities Act.

On July 21, 2011, we entered into an agreement with the holders of our Series B Preferred Stock whereby 10,000,000 shares of our Series B Preferred Stock were exchanged by such holders for 100,000,000 shares of our common stock. The issuance was exempt pursuant to Section 4(1) of the Securities Act.

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

General

Vidable, Inc. acquires and redevelops residential and commercial real estate for investment.  Once we acquire a property, we redevelop and refurbish the properties, seeking to enhance the value of the properties.  Once a property is refurbished, we seek to generate revenue by rental of the property, and we also seek to resell the properties if market conditions permit.  We currently hold one property in our real estate portfolio.

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

Results of Operations

Basis of Presentation

The following table sets forth, for the periods indicated, certain unaudited selected financial data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$—	$—	$—	$—
Costs of Sales	—	—	—	—
General and administrative	52,057	35,302	71,391	57,519
Gain on debt forgiveness	487,783		487,783
Other Expense	-	-	-	(684)
Interest Expense	(1,283)	(119,401)	(19,096)	(226,806)

Net Income (Loss)	$434,443	$(154,703)	$397,296	$(285,009)

Comparison of the three months ended June 30, 2011 and 2010

Net sales.   Our revenues were $0 for the three months ended June 30, 2011 and 2010.  This resulted from our prior decision to cease our media operations in the end of fiscal 2008 as well as from a lack of sales of any real estate properties held for development or any real estate properties generating rental revenue.

Cost of Sales.   Costs of sales were $0 for the three months ended June 30, 2011 and 2010.

General and administrative.   General and administrative expenses increased for the three months ended June 30, 2011 at $52,057 as compared to $35,302 for the three months ended June 30, 2010.   The increase resulted primarily from our incurring additional professional and consulting fees in the second quarter of 2011.

Gain on debt forgiveness.   Gain on debt forgiveness increased for the three months ended June 30, 2011 at $487,783, the result of the forgiveness actions related to promissory notes, accounts payable and accrued liabilities.  There were no comparable activities for the three months ended June 30, 2010.

Other expense.   Other expenses were $0 for the three months ended June 30, 2011 and 2010.

Interest.   Interest expense decreased to $1,283 for the three months ended June 30, 2011 as compared to interest expense of $119,401 for the three months ended June 30, 2010. The interest expense decrease for the three months ended June 30, 2011 was primarily attributed to the forgiveness of promissory notes.

Net income/( loss).   We recognized net income of $434,443 for the three months ended June 30,2011as compared to net loss of $154,703 for the three months ended June 30, 2010. Net income for the three months ended June 30, 2011 is primarily attributable to the gains on the forgiveness of promissory notes, accounts payable and accrued liabilities.

Comparison of the six months ended June 30, 2011 and 2010

Net sales.   Our revenues were $0 for the six months ended June 30, 2011 and 2010.  This resulted from our prior decision to cease our media operations in the end of fiscal 2008 as well as from a lack of sales of any real estate properties held for development or any real estate properties generating rental revenue.

Cost of Sales.   Costs of sales were $0 for the six months ended June 30, 2011 and 2010.

General and administrative.   General and administrative expenses increased for the six months ended June 30, 2011 at $71,391 as compared to $57,519 for the six months ended June 30, 2010.   The increase resulted primarily from our incurring additional professional and consulting fees in the first half of 2011.

Gain on debt forgiveness.   Gain on debt forgiveness increased for the six months ended June 30, 2011 at $487,783, the result of the forgiveness actions related to promissory notes, accounts payable and accrued liabilities.  There were no comparable activities for the three months ended June 30, 2010.

Other expense.   We incurred other expenses of $0 in the six months ended June 30, 2011 as compared to $684 for the six months ended June 30, 2010.

Interest.   Interest expense decreased to $19,096 for the six months ended June 30, 2011 as compared to interest expense of $226,806 for the six months ended June 30, 2010. The interest expense decrease for the three months ended June 30, 2011 was primarily attributed to the forgiveness of promissory notes.

Net income/( loss).   We recognized net income of $397,296 for the six months ended June 30, 2011 as compared to net loss of $285,009 for the six months ended June 30, 2010. Net income for the six months ended June 30, 2011 is primarily attributable to the gains on the forgiveness of promissory notes, accounts payable and accrued liabilities.

Liquidity and Capital Resources

We have financed our operations, debt service, and capital requirements through cash flows generated from operations and through issuance of debt and equity securities.  Our working capital deficit at June 30, 2011 was $49,002, and we had cash of $75 as of June 30, 2011.

 We used $3,870 of net cash in operating activities for the six months ended June 30, 2011, compared to using $25,250 in the six months ended June 30, 2010.  The net income of $397,296 was offset by non-cash gain on debt forgiveness of $487,783; non-cash expenses in discount accretion on a note of $178; an increase of $57,612 in accounts payable and accrued liabilities and  an increase of $28,827 in notes payable to officer.

We generated no cash flows from investing activities for the six months ended June 30, 2011 and 2010.

Net cash flows provided by financing activities were $0 for the six months ended June 30, 2011, compared to net cash flows provided by financing activities of $50,000 for the six months ended June 30, 2010.  The proceeds received in the six months ended June 30, 2010 was generated from a note payable from related party.

Capital Requirements

Our financial statements for the six months ended June 30, 2011 state that we have net income as a result of the forgiveness of debt, have a negative capital, and a negative current ratio.  These factors, among others indicate that we may not be able to continue as a going concern.  We believe that, as of the date of this report, in order to fund our plan of operations over the next 12 months, we will need to fund operations out of cash flows generated from operations, from the borrowing of money, and from the sale of additional securities.  It is possible that we will be unable to obtain sufficient additional capital through the borrowing of money or the sale of our securities as needed.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 20, 2011, we entered into an agreement with a our president where his 10,000,000 shares of series C preferred stock were exchanged for 300,000,000 shares of our common stock. The issuance was exempt pursuant to Section 3(a)(9) of the Securities Act.

On July 21, 2011, we entered into an agreement with the holders of our series B preferred stock whereby 10,000,000 shares of our series B preferred stock were exchanged by such holders for 100,000,000 shares of our common stock. The issuance was exempt pursuant to Section 4(1) of the Securities Act.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

 None.

ITEM 4 – (REMOVED AND RESERVED)
ITEM 5 – OTHER INFORMATION

See our Current Report on Form 8-K dated May 6, 2011 and filed with the Securities and Exchange Commission on May 13, 2011 for a description of our recent change of control and the changes in our officers and directors in connection therewith.

See our Current Report on Form 8-K dated July 1, 2011 and filed with the Securities and Exchange Commission on July 6, 2011 for a description of name change and 1-for-5,000 reverse stock split.

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

VIDABLE, INC.

August 22, 2011	/s/ Lino Luciani
Lino Luciani
President
(Principal Executive Officer and Principal Accounting Officer)