Form 10-Q
period 2011-09-30
VIDABLE, INC.
filed 2011-11-21
CIK 1096768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☐           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 15, 2011, 400,201,154 shares of our common stock were outstanding.

ITEM 1 – CONDENSED FINANCIAL STATEMENTS

VIDABLE, INC.
BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,007	$3,945
Total current assets	2,007	3,945

PROPERTY — HELD FOR SALE	1,000	1,000
TOTAL ASSETS	$3,007	$4,945

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$29,595	$317,660
Note Payable, net of discount of $0 and $18,430 respectively	-	300,960
Notes Payable - Related Party	-	98,267
Notes Payable - Officer	60,054
Total current liabilities	89,649	716,887

LONG TERM LIABILITIES
Note payable, net of discount of $17,866	-	110,000
TOTAL LIABILITIES	89,649	826,887

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value:
Series A, shares: 0 and 500,000 shares issued and outstanding, respectively	-	50
Series B, shares: 0 and 10,000,000 shares issued and outstanding, respectively	-	1,000
Series C, shares: 0 and 10,000,000 shares issued and outstanding, respectively	-	1,000

Common Stock, $0.0001 par value, 4,000,000,000 shares authorized, 400,200,059 and 200,059 shares issued and outstanding, respectively	40,020	20

Common Stock B, $0.0001 par value 150,000,000shares authorized, 6,000 shares issued and outstanding	1	1

Additional Paid in Capital	38,471,136	38,132, 442
Accumulated deficit	(38,597,799)	(38,956,455)
Total Stockholders’ Deficit	(86,642)	(821,942)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,007	$4,945

VIDABLE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$-	$-	$-	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	-	-

OPERATING EXPENSES

General and Administrative	37,796	83,192	109,186	140,712

OTHER INCOME / (EXPENSES)

Gain on debt forgiveness	-	-	487,783	-

Other expense	-	-	-	(684)

Interest expense	(844)	(16,957)	(19,940)	(243,763)

NET INCOME (LOSS)	$(38,640)	$(100,149)	$358,657	$(385,159)

Basic Income (Loss) Per Common Share	$-	$-	$-	$-

Weighted Average Number of Shares Outstanding	315,590,674	190,263	106,502,355	191,939

VIDABLE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010

Cash Flows From Operating Activities
Net Income (Loss)	$358,657	$(385,159)

Adjustments to reconcile net income(loss) to net cash used in operating activities:
Gain on debt forgiveness	(487,783)	-
Discount accretion on note	178	210,517
Issuance of note for consulting services	-	41,107
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	66,957	106,082
Notes payable to officer	60,054	-

Net cash used in operating activities	(1,937)	(27,453)

Cash Flows From Financing Activities:
Proceeds from notes payable	-	50,000

Net cash provided by financing activities	-	50,000

Net Change in Cash	(1,937)	22,547

Cash Beginning of Period	3,945	2,719

Cash End of Period	$2,007	$25,266

Supplemental disclosures:
Cash paid for:
Interest	$-	$-
Income Taxes	$-	-

Supplemental disclosures of non-cash financing activity:
Partial conversion of notes payable to common shares	$-	$20,700
Common stock issued for debt interest		5,850
Retired Preferred Stock Series A, Series B and Series C	$(2,500)	$-
IssuedCommon stock	$40,000	$-
Additional Paid in Capital related party Terminus transactions	$376,644	$-

VIDABLE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

 The accompanying balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the accompanying interim financial statements as of September30, 2011, for the nine-month periods ended September 30, 2011 and 2010, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Vidable, Inc. (hereinafter referred to as “Vidable” or the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the nine-month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on April 15, 2011.

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

Nature of Business

Vidable, Inc. was organized on November 5, 1998 in Nevada as USA Telecom.  In 1998, the entity amended its articles of incorporation to change its name to USA Telcom, in 2000 it amended its articles of incorporation to change its name to USA TelcomInternationale, in 2004 it amended its articles of incorporation to change its name to ZannWell Inc., in January 2005, it amended its articles of incorporation to change its name to Blackhawk Fund and in June 2011 it amended its articles of incorporation to change its name to Vidable, Inc. For the year ended December 31, 2010, the Company was in the business of residential and commercial real estate acquisition and development.  Beginning September 2011, the Company  began pursuing a new business plan of establishing a video based e-commerce marketplace company which intends to connect merchants and customers via streaming video, mobile technology and social media.   The Company intends to operate a centralized business Internet portal to allow consumers to find information about various products and services through business and consumer  posted videos.

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

As of September 30, 2011 and December 31, 2010, the deferred tax asset is related solely to the Company’s net operating loss carry forward and is fully reserved.

Income/(Loss) per share

Income/(Loss) per share is computed by dividing the net loss by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants).  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method.  The calculation of fully diluted loss per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later.  As of September 30, 2011 and December 31, 2010, the Company’s outstanding warrants are considered anti-dilutive.

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

NOTE 2 - STOCK BASED COMPENSATION

Effective January 1, 2006, the Company has adopted ASC 505 “Equity” and ASC 718-10 “Stock Compensation,” using the modified-prospective transition method.  The standards require the measurement of compensation cost at the grant date, based upon the estimated fair value of the award, and requires amortization of the related expense over the employee’s requisite service period.  Under ASC 718-10, stock based compensation cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  Beginning on January 1, 2006, any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with ASC 718-10.  During the nine-month periods ended September 30, 2011 and the year ended December 31, 2010, the Company had no stock based consulting expenses as determined under ASC 718-10.

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

On July 20, 2011, the Company entered into an agreement with its president where his 10,000,000 shares of Series C Preferred Stock were exchanged for 300,000,000 shares of our common stock. The issuance was exempt pursuant to Section 3(a)(9) of the Securities Act.

On July 21, 2011, the Company entered into an agreement with the holders of its Series B Preferred Stock whereby 10,000,000 shares of our Series B Preferred Stock were exchanged by such holders for 100,000,000 shares of our common stock. The issuance was exempt pursuant to Section 4(1) of the Securities Act.

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

On May 6, 2011, we and Terminus, Inc. entered into a Settlement Agreement and Release with Professional Offshore Opportunity Fund, Ltd. (“POOF”) pursuant to which we and Terminus settled all amounts owed to POOF under outstanding promissory notes and repurchased the Series A Preferred Stock held by it in exchange for $275,000.  The repurchased Series A Preferred Stock is being held by the Company as Treasury Stock. In connection with the settlement agreement, POOF released the Series C Preferred Stock held by it to secure payment of amounts due under the April 2008 $550,000 promissory note, as amended, co-issued by us and Terminus, Inc.  Mutual releases were exchanged among the parties under the Settlement Agreement.

On July 20, 2011, the Company entered into an agreement with its president where his 10,000,000 shares of Series C Preferred Stock were exchanged for 300,000,000 shares of our common stock. The issuance was exempt pursuant to Section 3(a)(9) of the Securities Act.

On July 21, 2011, the Company entered into an agreement with the holders of its Series B Preferred Stock whereby 10,000,000 shares of our Series B Preferred Stock were exchanged by such holders for 100,000,000 shares of our common stock. The issuance was exempt pursuant to Section 4(1) of the Securities Act.

On September 1, 2011, the Company filed a Certificate of Withdrawal of Certificate of Designation for each of the Series A, B and C Preferred Stock.  Accordingly, the Company currently has 50,000,000 shares of undesignated preferred stock available for issuance.

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

On May 6, 2011, we, and Terminus, Inc. entered into a Settlement Agreement and Release with Professional Offshore Opportunity Fund, Ltd. (“POOF”) pursuant to which we settled all amounts owed to POOF under outstanding promissory notes and repurchased the Series A Preferred Stock held by it in exchange for $275,000.  In connection with the settlement agreement, POOF released the Series C Preferred Stock held by it to secure payment of amounts due under the April 2008 $550,000 promissory note, as amended, co-issued by us and Terminus, Inc. as well as the March 2010 promissory note issued by us.  The amounts due under the April 2008 and March 2010 promissory notes was $369,300 at May 6, 2011.  To record the Settlement Agreement and Release, $94,300 was recognized as a gain on debt forgiveness.  Mutual releases were exchanged among the parties under the Settlement Agreement.  The $275,000 payment was charged to Additional Paid in Capital as the payment was provided by Terminus, a related party.

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

On May 4, 2011, the consulting agreement was terminated.  The convertible note payable (“Consulting Note”) in the amount of $60,000 was cancelled.  The Company recorded a gain on debt forgiveness for the consulting note plus accrued interest less unamortized note discount.

NOTE 6 - RELATED PARTY TRANSACTIONS

For the year ended December 31, 2010, Terminus, Inc., the holder of the Company’s Series C Preferred Stock, has loaned the Company $82,127.  The loan is payable upon demand with interest at 12% per annum.  At June 30, 2011 and December 31, 2010, interest accrued to this loan was $0 and 18,572, respectively.

On May 6, 2011, we, and Terminus, Inc. entered into a Settlement Agreement with Professional Offshore Opportunity Fund, Ltd. (“POOF”) pursuant to which we, and Terminus, Inc. settled all amounts owed to POOF under outstanding promissory and demand notes.

Additionally, on May 6, 2011, $101,644 of related party debt, inclusive of accrued interest was forgiven by Terminus. Since the forgiveness occurred with a related party, the Company charged additional paid in capital.

NOTE 7 – OFFICER LOAN

For the quarter ended September 30, 2011, an officer of the Company has loaned the Company $59,050.  The loan is payable upon demand with interest at 8% per annum.  At September 30, 2011, interest accrued to this loan was $1,004.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

On May 4, 2011, the Company entered into a settlement agreement and general release with its law firm forgiving all amounts owed through that date.  The total charges for fees, costs and late charges was approximately $190,158. .  Mutual releases were exchanged among the parties under the Settlement Agreement resolving all amounts.The entire amount was recognized as a gain on debt forgiveness.

On May 6, 2011, we,and Terminus, Inc. entered into a Settlement Agreement with Professional Offshore Opportunity Fund, Ltd. (“POOF”) pursuant to which we, and Terminus, Inc. settled all amounts owed to POOF under outstanding promissory notes.    Accrued interest of $155,220 was forgiven andrecognized as a gain on debt forgiveness.

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

NOTE 11 - SUBSEQUENT EVENTS

On November 14, 2011 the Company signed an Exclusive Software Property, Technical Information and Trade Mark License Agreement with Vidable AG.  Vidable, Inc. will have the worldwide exclusive license to all of the software, technical information and trademarks necessary to allow customers to view a video instead of a static image when viewing potential items for purchase, rent and marketing their products.  The agreement calls for Vidable, Inc. to pay a total license fee of nine million USD over a five year period and a five percent royalty on the net sales derived from the use of the licensed products.

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

General

Vidable, Inc. is a development stage video based e-commerce marketplace company which intends to connect merchants and customers via streaming video, mobile technology and social media.   Vidable intends to operate a centralized business Internet portal to allow consumers to find information about various products and services through business and consumer  posted videos.  Previously, the Company was known as "The Blackhawk Fund" and was engaged in the acquisition and development of real estate properties in the United States.  We still hold one property in our portfolio.

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

Plan of Operation

We intend to develop and operate a centralized business Internet portal to connect merchants and customers via streaming video, mobile technology and social media.  Our objectives for the next 12 months include:  development of website with streaming video capability; grow user base; establish Vidable as a trusted resource for business transactions and establish base in local markets prior to expanding nationwide.

To date, we have accomplished the following activities in furtherance of our plan:  In November 2011, we entered into an Exclusive Software Property, Technical Information and Trade Mark License Agreement with Vidable AG pursuant to which we received the worldwide exclusive license to all of the software, technical information and trademarks necessary to commercialize the business of and allow customers to view a video instead of a static image when viewing potential items for purchase, rent and marketing their products.

To drive traffic to our website, we intend to enter into an agreement with a search engine optimization (SEO) company to improve the visibility of our web site or web pages in search engines such as Google, Yahoo and Bing.   We intend to base part of our revenue model on selling banner ads.  Over the next 12 months, we intend to build out our management team, hire a sales force, site moderator and additional site developers.

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

Results of Operations

Basis of Presentation

The following table sets forth, for the periods indicated, certain unaudited selected financial data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$-	$-	$-	$-
Costs of Sales	-	-	-	-
General and administrative	37,796	83,192	109,186	140,712
Gain on debt forgiveness	-	-	487,783
Other Expense	-	-	-	(684)
Interest Expense	(884)	(16,957)	(19,940)	(243,763)

Net Income (Loss)	$(38,640)	$(100,149)	$358,657	$(385,159)

Comparison of the three months ended September 30, 2011 and 2010

Net sales.  Our revenues were $0 for the three months ended September 30, 2011 and 2010.  This resulted from a lack of sales of any real estate properties held for development or any real estate properties generating rental revenue.  Additionally, revenues have not been realized from the new business plan.

Cost of Sales.   Costs of sales were $0 for the three months ended September 30, 2011 and 2010.

General and administrative.   General and administrative expenses decreased for the three months ended September 30, 2011 at $37,796 as compared to $83,192 for the three months ended September 30, 2010.   The decrease resulted primarily from the reduced need for professional and consulting services in the second quarter of 2011.

Gain on debt forgiveness.   Gain on debt forgiveness was $0 for the three months ended September 30, 2011 and 2010..

Other expense.  Other expenses were $0 for the three months ended September 30, 2011 and 2010.

Interest.   Interest expense decreased to $884for the three months ended September 30, 2011 as compared to interest expense of $16,957 for the three months ended September 30, 2010. The interest expense decrease for the three months ended September 30, 2011 was primarily attributed to the forgiveness of promissory notes.

Net income/( loss).   We recognized net loss of $38,640 for the three months ended September 30,2011as compared to net loss of $100,149 for the three months ended September 30, 2010.  Net income for the three months ended September 30, 2011 is primarily attributable to the gains on the forgiveness of promissory notes accounts payable and accrued liabilities.

Comparison of the nine months ended September 30, 2011 and 2010

Net sales.  Our revenues were $0 for the nine months ended September 30, 2011 and 2010.  This resulted from a lack of sales of any real estate properties held for development or any real estate properties generating rental revenue.   Additionally, revenues have not been realized from the new business plan.

Cost of Sales.   Costs of sales were $0 for the nine months ended September 30, 2011 and 2010.

General and administrative.   General and administrative expenses decreased for the nine months ended September 30, 2011 at $109,186 as compared to $140,712 for the nine months ended September 30, 2010.   The decrease resulted primarily from the reduced need for professional and consulting services in the first half of 2011.

Gain on debt forgiveness.   Gain on debt forgiveness increased for the nine months ended September 30, 2011 at $487,783, the result of the forgiveness actions related to promissory notes, accounts payable and accrued liabilities.  There were no comparable activities for the nine months ended September 30, 2010.

Other expense.   We incurred other expenses of $0 in the nine months ended September 30, 2011 as compared to $684 for the nine months ended September 30, 2010.

Interest.   Interest expense decreased to $19,940 for the nine months ended September 30, 2011 as compared to interest expense of $243,763 for the nine months ended September 30, 2010. The interest expense decrease for the nine months ended September 30, 2011 was primarily attributed to the forgiveness of promissory notes.

Net income (loss).   We recognized net income of $358,657 for the nine months ended September 30, 2011 as compared to net loss of $385,159 for the nine months ended September 30, 2010.  Net income for the nine months ended September 30, 2011 is primarily attributable to the gains on the forgiveness of promissory notes accounts payable and accrued liabilities.

Liquidity and Capital Resources

We have financed our operations, debt service, and capital requirements through cash flows generated from operations and through issuance of debt and equity securities.  Our working capital deficit at September 30, 2011 was $87,642, and we had cash of $2,007 as of September 30, 2011.

We used $1,937 of net cash in operating activities for the nine months ended September 30, 2011, compared to using $22,547 in the nine months ended September 30, 2010.  The net income of $358,657 was offset by non-cash gain on debt forgiveness of $487,783; non-cash expenses in discount accretion on a note of $178; an increase of $66,957 in accounts payable and accrued liabilities and an increase of $60,054 in notes payable to officer.

We generated no cash flows from investing activities for the nine months ended September 30, 2011 and 2010.

Net cash flows provided by financing activities were $0 for the nine months ended September 30, 2011, compared to net cash flows provided by financing activities of $50,000 for the nine months ended September 30, 2010.  The proceeds received in the nine months ended September 30, 2010 was generated from a note payable from related party.

Capital Requirements

Our financial statements for the nine months ended September 30, 2011 state that we have net income as a result of the forgiveness of debt, have a negative capital, and a negative current ratio.  These factors, among others indicate that we may not be able to continue as a going concern.  We believe that, as of the date of this report, in order to fund our plan of operations over the next 12 months, we will need to fund operations out of cash flows generated from operations, from the borrowing of money, and from the sale of additional securities.  It is possible that we will be unable to obtain sufficient additional capital through the borrowing of money or the sale of our securities as needed..

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

At the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our former management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that all material information required to be disclosed in this Quarterly Report on Form 10-Q has been made known to them in a timely fashion.

 Our Chief Executive Officer and Chief Financial Officer has also evaluated whether any change in our internal controls occurred during the last fiscal quarter and have concluded that there were no material changes in our internal controls or in other factors that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls.

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – (REMOVED AND RESERVED)
ITEM 5 – OTHER INFORMATION

On September 1, 2011, the Company filed a Certificate of Withdrawal of Certificate of Designation for each of the Series A, B and C Preferred Stock.  Accordingly, the Company currently has 50,000,000 shares of undesignated preferred stock available for issuance.

In November 2011, we entered into an Exclusive Software Property, Technical Information and Trade Mark License Agreement with Vidable AG pursuant to which we received the worldwide exclusive license to all of the software, technical information and trademarks necessary to commercialize the business of and allow customers to view a video instead of a static image when viewing potential items for purchase, rent and marketing their products.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing

3.1	Certificates of Withdrawal of Certificate of Designation for Series A, B and C Preferred Stock	Filed herewith.
10.1	License Agreement.	Filed herewith
31.1	Certification of Lino Luciani pursuant to Rule 13a-14(a)	Filed herewith.

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant o 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDABLE, INC.

November 21, 2011	/s/ Lino Luciani
Lino Luciani
President
(Principal Executive Officer and Principal Accounting Officer)