Form 10-K
period 2011-12-31
VIDABLE, INC.
filed 2012-04-16
CIK 1096768

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the fiscal year ended December 31, 2011

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 000-49672

VIDABLE, INC.
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

Large accelerated filter            ☐                                                                                  Accelerated filter                                  ☐

Non-accelerated filter              ☐                                                                                  Smaller reporting company                 ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐   No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2011 was approximately $100,209.  The aggregate market value was computed by using the closing price of the common stock as of that date on the Over-the-Counter Bulletin Board (“OTCBB”). (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

As of April 4, 2012, 400, 201,154 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference:      None.

PART I

Vidable, Inc., including all its subsidiaries, are collectively referred to herein as “Vidable,” “the Company,” “us,” or “we”.

Item 1.  DESCRIPTION OF BUSINESS

General

We were incorporated in November 1998 in the state of Nevada as USA Telcom and subsequently changed our name in 2000 to USA Telcom Internationale. In 2004, we changed our name to ZannWell, Inc. and, in 2005, we changed our name to The Blackhawk Fund and in 2011 we changed our name to Vidable, Inc.

We are a development stage online video classified company which will connect merchants and customers via streaming video, mobile technology and social media. We will operate a centralized business Internet portal (an online classified website) to allow consumers to find information about various products and services through business and consumer posted videos. Previously, we were known as "The Blackhawk Fund" and engaged in the acquisition and development of real estate properties in the United States. We still hold one property in our portfolio.

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

2011

On May 6, 2011, we entered into a stock purchase agreement with Terminus, Inc. and Lino Luciani, Inc. whereby Mr. Luciani purchased 10,000,000 shares of our Series C Preferred Stock from Terminus, Inc.   Holders of the Series C Preferred Stock were entitled to the number of votes on such matters equal to the product of (a) the number of shares of the Series C Preferred Stock held by such holder, (b) the number of issued and outstanding shares of our  common stock, on a fully-diluted basis, as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.0000002.  As a result, the sale of the Series C Preferred Stock by Terminus to Mr. Luciani effectively transferred Terminus’ control of us to Mr. Luciani, giving Mr. Luciani in excess of 67% of all votes entitled to be cast in any matter requiring or permitting a vote of stockholders.  On July 20, 2011, we entered into an agreement with Mr. Luciani whereby his 10,000,000 shares of series C preferred stock were exchanged for 300,000,000 shares of our common stock.  Mr. Luciani currently owns approximately 75% of our issued and outstanding common stock.

On May 6, 2011, in connection with Terminus’ sale of our Series C Preferred Stock to Lino Luciani, Frank Marshik resigned as our President, Chief Financial Officer, and Secretary.  The board of directors appointed Mr. Luciani as a director to fill a vacancy on the board of directors.  The board of directors then appointed Mr. Luciani as our President, Chief Financial Officer, and Secretary concurrent with the closing of the stock purchase agreement. Thereafter, Mr. Marshik resigned as a director concurrent with the closing.  Mr. Marshik’s resignation as a director was not based on any disagreement with us on any matter relating to our operations, policies or practices.

Industry Overview

Every day, hundreds of millions of consumers make decisions about where to spend their money at local businesses. According to the U.S. Census Bureau, in the United States alone, there are over 27 million local business locations, which we believe represents a multi-trillion dollar market for commerce. IDC estimates that there are over 73 million local businesses worldwide as of 2009. According to BIA/Kelsey, a market intelligence firm, local businesses are estimated to have spent $19.6 billion on online advertising and $113.6 billion on traditional offline advertising in 2010. In addition, according to BIA/Kelsey’s Global Yellow Pages Forecast given in December 2011, global revenues for Yellow Pages in 2011 are expected to be approximately $23.4 billion. According to a market forecast by Euromonitor, a market research firm, there will be nearly 2.3 billion Internet users worldwide in 2012. The same forecast estimates that, in 2012, there will be 263 million Internet users in the United States and a combined 403 million Internet users in Canada, Australia and Western Europe.

We believe several secular trends will increasingly challenge the traditional ways in which local businesses have connected with consumers.

Local Advertising is Moving from Offline to Online. Over the past decade, the advertising market for local businesses has undergone rapid and fundamental changes. Consumers who at one time turned almost exclusively to the yellow pages, newspapers, magazines and other forms of offline media for information about local businesses are now increasingly relying on online resources. As consumers move online, local businesses are shifting their ad spending from traditional media sources to online. According to the Veronis Suhler Stevenson Communications Industry Forecast, 23rd Edition, 2009-2013, the amount spent on local advertising in the United States through yellow pages and newspapers is forecast to decline from $58 billion in 2007 to $35 billion in 2012. According to BIA/Kelsey, the amount spent on online advertising by local businesses is forecast to increase from $15.5 billion in 2008 to $35.2 billion in 2014.

Mobile Connected Devices and Apps are Proliferating. Mobile devices provide an ideal platform for people to search for local businesses due to their ability to identify consumer location and to provide all the benefits of digital content to consumers on the go. IDC, a market research firm, estimates that there will be over 1 billion smartphone shipments worldwide in 2015. Moreover, growth in user downloads of mobile apps has increased dramatically, with total mobile app downloads projected to reach almost 14 billion by 2013, according to IDC. This proliferation of mobile devices and mobile app downloads has given rise to the mobile advertising market, which is expected to grow at a 76% compound annual growth rate from $1.6 billion in 2010 to $15.6 billion by 2014 based on revenue according to Gartner, a market research firm. Despite the relatively nascent stage of this market, advertisers are increasingly shifting their focus to mobile as an opportunity to engage with consumers and influence the decision-making process in real-time.

Online video and Location Based Services are Growing.  The market for online video continues to grow. eMarketer reports that in 2010, more than 147.5 million people, or approximately 66.7% of American Internet users, accessed online videos each month. This figure is expected to increase by 77% by 2014. Typical viewers are between the ages of 18 and 34, which fits a typical early adopter pattern for new media. Moreover, the amount of time people spend watching online video is rising in tandem with increased broadband penetration. According to the New York Times, in January 2011, viewers spent an average of 4 hours and 39 minutes each month watching online video – a 45% increase over just a year earlier.

Location-based services provide location-specific services to users whose location is ascertained through GPS or wireless networks. The market for location-based services already stands at $2.9 billion, and is expected to rise to $8.3 billion by 2014, according to market research firm Gartner.

Companies are Moving to Internet Coupons from Traditional Coupons.  As a result of the recent recession, consumers are increasingly redeeming coupons.  Consumer coupon redemption increased 27% between 2008 and 2009 alone.  Despite this uptick in coupon usage, consumers tend to leave many coupons unredeemed. While $3.5 billion in coupons were redeemed in 2009, more than $250 billion in coupons were left unspent. Because of the disparity in the cost of widely targeted coupon distribution versus consumer action, advertisers are starting to see the benefits of alternative coupon distribution. While only 1% of free-standing insert (FSI) coupons are redeemed, advertisers still pay 100% of the cost.

Internet-based coupons, on the other hand, are printed only by those consumers who are interested in the products or services they have selected, and companies are charged on a pay-per-print basis. As a result, redemption rates are 15 times higher with Internet coupons than with traditional FSIs, and are cheaper for companies. There is also a reduced likelihood of fraudulent redemption practices. Though newspapers have an advantage over the Internet because of their distribution network (though according to Newspapers & Technology, the online coupon market is catching up, growing at an estimated 500% a year) growing consumer access to the Internet through computers and mobile devices is fueling the growth of the coupon industry in unexpected ways.

Fiscal 2011 and First Quarter 2012 Developments

Change in Control and Management.  In May 2011, there was a change in control and in management of our company.  See “Changes in Control—2011” above.

Change in Business Plan.  In connection with the change of control and management, our business plan is now focused on the online video classified market.  Previously, we were a real estate development company.

Name Change. On June 17, 2011, we filed an amendment to our Articles of Incorporation to change corporate name from The Blackhawk Fund to “Vidable, Inc.”  We changed our name to more accurately reflect our current business plan following the change of control and management in May 2011.

License Agreement.  In November 2011, we entered into an Exclusive Software Property, Technical Information and Trade Mark License Agreement with Vidable AG pursuant to which we received the worldwide exclusive license to all of the software, technical information and trademarks necessary to commercialize the business of and allow customers to view a video instead of a static image when viewing potential items for purchase, rent and marketing their products.

Launch in Initial Test Market.    In February 2012, we launched our online classified website in test market format in New York, New York.

Current Business Plan

We are a development stage online video based classified company which will to connect merchants and customers via streaming video, mobile technology and social media. We will operate a centralized business Internet portal to allow consumers to find information about various products and services through business and consumer posted videos.   Our site will make online video advertisements more accessible to local businesses and consumers.

We have designed our website to be “self- serve” such that businesses and advertisers will be able to open their account and proceed to upload information and videos.  Further, we have designed our site for intended ease of use and application. The website will be sorted by product or service category. To upload a video, users can create an account through their existing Facebook profile pages. Other search engines, such as Google and Yahoo!, direct users to the Vidable’s video listings that are applicable to their searches. Listed below is a summary of the categories we will offer:

•	Antiques	•	Entertainment	•	Hobbies
•	Crafts	•	Sports	•	Clothing
•	Pottery	•	Cameras	•	Shoes
•	Glass	•	Photo	•	Accessories
•	Art	•	Gift Certificates	•	Jewelry
•	DVD	•	Stamps	•	Watches
•	Movies	•	Cars	•	Travel
•	Real Estate	•	Boats	•	Coins
•	Baby	•	Vehicles	•	Music
•	Dolls	•	Health	•	Video Games
•	Specialty Services	•	Beauty	•	Collectibles
•	Books	•	Tickets	•	Musical Instruments
•	Electronics	•	Cell Phones	•	Other
•	Sporting Goods	•	Home	•	Informatics
•	Business	•	Garden	•	Pet Supplies
•	Industrial	•	Toys

Our Growth Strategy

We intend to grow our platform and our business by focusing on the following key growth strategies:

•
Grow our base of users. We need to grow our base of consumers and businesses using our website.   Since December 2011, the total video content available on our website has increased to 8,147 channels.  We believe this expanded content should help capture consumers who are looking online to buy from local businesses and will build greater awareness of the Vidable brand. Although initially we expect grow to be attributable to word of mouth, we expect to expand our marketing efforts to build its user base and its brand name. In addition, we intend to hire a sales force so we can reach more businesses. We believe this ongoing investment in our sales force will drive an increase in active local business accounts.

•
Build and Strengthen Vidable Brand. Our proposed marketing initiatives, including internet and television advertising as well viral marketing, such as cross marketing with other websites and video platforms will raise awareness of the Vidable brand and hopefully attract new users.  We will need to ensure the user experience is positive to strengthen the brand going forward.

•
Establish Website as a Trusted Resource for Businesses and Consumers.  We intend to adopt certain trust and safety measures,, including user verifications and authentications to build trust in the Vidable community and build a reputation as a safe place for businesses and consumers alike. We will strive to maintain a critical mass of frequent consumers and businesses with a vested interest in the Vidable community so that businesses will be attracted to posting online video classifieds on our website and consumers will frequent our site for information on local services and products.  We believe that as the ize of our audience of consumers and businesses increase, this will encourage other local businesses to advertise on our platform.

•
Expand our Presence.  Currently, we have launched in single test market—New York, New York.  We intend to expand our website to local markets initially with a goal of eventually launching nationwide.  We will need to grow our base of users in each local market first.

Products and Services

We will offer free solutions as well as add-on or enhanced solutions for a fee.

Free Solutions

We enable businesses to create a free online business account and claim the page for each of their business locations. Business representatives can verify their affiliation with the business through an automated telephone verification process which requires that they be reachable at the phone number that is publicly displayed for their business listing on our platform. With their free business accounts, businesses can begin to post classified videos and industry listings  to sell their products or services.

Monetized Solutions

In order to enhance this experience for users, businesses and clients can upgrade their Vidable account to include the following features:

Visibility Boost.  The Visibility Boost Service allows the member to increase the visibility of a channel through search engine optimization.

Focus On.  This service allows the business or client to increase the visibility of a channel by displaying it in the sponsored area at the top of the specified Vidable category.

Click to call button.  This service allows interested consumers to contact a business or seller directly through the website, without exposing private information. The business or seller receives an email with the details of the user requesting the call.

Custom templates.   Customized templates allow a business to incorporate its signature branding to the video site.

Coupon Generation.  This feature will allow participating businesses to create coupons for potential customers to print out and redeem. Ultimately, we  may branch into the rapidly growing group-buying segment, as popularized by Groupon and LivingSocial.

Banner Advertising.  We offer our advertising solution for brands that want to improve their local presence.  These solutions consist of search and display ads (both graphic and text).  We expect these to be intelligently targeted.  For example, we expect car dealerships would place their advertisements in the automobile category.  We also intend to place our ad inventory in auction networks whereby competing advertisers would bid on highly coveted or favorable placement positions for banner ads in various categories and cities.

Vidable mobile application

We are developing a mobile application will use location-based services to identify where the user is at the time of a search. The application will give uses a quick and easy way to find a nearby service provider or product. Mobile coupons will be available through the app.

Marketing Strategy

We intend to generate interest in its online marketplace concept by utilizing a direct sales approach and a variety of advertising channels that we hope will increase our exposure to industry businesses and consumers. Vidable will benefit from numerous techniques, ranging from traditional methods to online methods, peppered with supplemental techniques to complete its promotional campaign. The details of the Vidable marketing strategy are illustrated in greater detail below.

Online methods

Search Engine Optimization (SEO) -  We intend to utilize search engine optimization (SEO) techniques that is expected increase the visibility of our website  when selected keywords are used among major search engines. This strategy is technically complicated, and we will use a search engine optimization firm (SEO) to develop the our visibility.  We would engage a SEO firm will establish an internal website linking structure, an external linking strategy, a content creation strategy and on-page optimization for specific company relevant keywords, which will allow us to appear more frequently among search engines. A majority of web portal and search engine companies use very complicated algorithms to determine a website’s relevance in relation to a specific keyword. SEO firms create links from other website and place text/tags on a website to increase its rank in search engines.

Viral Marketing.   Vidable will rely on online viral marketing to spread its message of convenience, simplicity, and value. Viral marketing efforts will include cross marketing with other websites and video platforms, YouTube videos, a presence on social networking sites, and regular postings on Twitter. According to Amy Webb, a Digital and Product Business Consultant to online media companies, “Through services such as Twitter and Facebook, anyone with a mobile phone or laptop can easily move beyond chit-chatting with a circle of friends to spreading information on a worldwide network of millions.”

Internet advertising: We will use a combination of Internet advertising, including Cost-per-Click, Google AdWords, Tags, and banner ads as appropriate. This multi-pronged effort will help generate interest in the Company from the online community and general public. Additionally, we will coordinate marketing efforts with websites such as Google and Craigslist.

Traditional methods

Public relations: We intends to build a strong public relations campaign via appropriate media outlets. Public relations efforts will include advertising, community support and approval, customer relations, print articles, press releases, and events.

Television advertising: We will advertise on cable channels or area affiliates of major networks such as CBS, NBC, ABC, and Fox to target a large sect of the population.

Word of mouth: We believe that if we offer a superior online experience, this should generate a solid and positive reputation within the industry, and Vidable’s users would in turn recommend our services to their friends, family members, and professional peers. Consumers have reported that “a person like me” has become the most credible source of information about a company or a product – from 20% in 2003 to 68% today.

Property Held for Sale

Desert Hot Springs Real Estate. We continue to hold two lots consisting of 3.5 acres in Desert Hot Springs, California originally purchased in 2008. This property is zoned for residential dwellings. We intend to sell this land to a developer.

Competition

We face competition from other classified sites such as Craigslist, CitySearch, Yelp as well as video sits such as YouTube. Craigslist.org is by far the dominant source of online classifieds. In November 2010, 46.6 million unique visitors visited the site. The site additionally generates more than 20 billion page views each month, and has more than 700 local sites in 70 countries around the globe.  Citysearch provides reviews and guides for various industries in a certain geographic area. Profile pages for each business include a review, map and directions, contact information, and the option to upload images. CitySearch attracts approximately 5.8 million viewers in the United States each month. Much like CitySearch, Yelp provides access to industry listings by category and location as well as customer reviews. Each business receives a profile page, which can include directions, pictures, and a link to that business’s profile. The site does not favor video listings and does not encourage consumer to-consumer classified sales. It received 15.3 million unique U.S. viewers in April 2011   YouTube is the leading online video website, allowing users to upload and share video clips. Users can create accounts, upload videos, as well as comment on and rate videos. YouTube had approximately 137 million unique viewers in April 2011.  Many of YouTube’s videos are intended for entertainment purposes only and do not include sale or business information.

We believe we should be able to compete favorably in the online video classified market.  However, our industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies may focus on professional networking and could directly compete with us. Smaller companies could also launch new products and services that we do not offer and that could gain market acceptance quickly.

Intellectual Property

We protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We will control access to our proprietary technology, in part, by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties.  In addition to these contractual arrangements, we will also rely on a combination of trade secret, copyright, trademark, trade dress, domain name and patents to protect our intellectual property. We intend to pursue the registration of our domain names, trademarks, and service marks in the United States and in certain locations outside the United States.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in the United States or other countries in which our products and solutions are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time-consuming. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm our operating results.

Companies in the Internet, social media technology and other industries may own large numbers of patents, copyrights, and trademarks and may frequently request license agreements, threaten litigation, or file suit against us based on allegations of infringement or other violations of intellectual property rights. From time to time, we face, and we expect to face in the future, allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including our competitors and non-practicing entities. As we face increasing competition and as our business grows, we will likely face more claims of infringement.

Government Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and could be interpreted in ways that could harm our business. In the United States and abroad, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. Any court ruling or other governmental action that imposes liability on providers of online services for the activities of their users and other third parties could harm our business. In addition, rising concern about the use of social networking technologies for illegal conduct, such as the unauthorized dissemination of national security information, money laundering or supporting terrorist activities may in the future produce legislation or other governmental action that could require changes to our products or services, restrict or impose additional costs upon the conduct of our business or cause users to abandon material aspects of our service.

In the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

We are also subject to federal, state, and foreign laws regarding privacy and protection of member data. We post on our website our privacy policy and user agreement, which describe our practices concerning the use, transmission and disclosure of member data. Any failure by us to comply with our posted privacy policy or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of data protection laws, and their application to the Internet is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our members’ privacy and data could result in a loss of member confidence in our services and ultimately in a loss of members and customers, which could adversely affect our business.

In addition, because our services are accessible worldwide, certain foreign jurisdictions have claimed and others may claim that we are required to comply with their laws, including in jurisdictions where we have no local entity, employees, or infrastructure.

Employees

We currently employ one person.  None of our employees are represented by a labor union, and we have not entered into a collective bargaining agreement with any union.  We have not experienced any work stoppages and consider the relations with our employees to be good.

Item 1A.  RISK FACTORS AND CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

We are a development stage company with no significant operating history.

Following our change of control and management in May 2011, we re-started our business in the online video classified market.  As such, you should view us as a development stage company as we have not had any significant operations. As an early stage company, our prospects are subject to all of the risks, uncertainties, expenses, delays, problems, and difficulties typically encountered in the establishment of a new business.  We expect that unanticipated expenses, problems, and technical difficulties may occur which would result in material delays in our development and growth.

If we fail acquire new users, our revenue and business will be harmed.

We must acquire users for our monetized solutions in order to increase revenue and achieve profitability. We cannot assure you that the revenue from users we acquire will ultimately exceed the cost of acquiring new users. If consumers do not perceive our product offering to be of high value and quality, we may not be able to acquire or retain users.  We believe that many of our new users will originate from word-of-mouth and other non-paid referrals from existing users, and therefore we must ensure that our existing users remain loyal to our service in order to continue receiving those referrals. If our efforts to satisfy new users are not successful, we may not be able to acquire new users in sufficient numbers to continue to grow our business or we may be required to incur significantly higher marketing expenses in order to acquire new users.

If we fail add new businesses, our revenue and business will be harmed.

We depend on our ability to attract and retain businesses that are prepared to offer products or services on compelling terms by posting online classified advertisements on our website. We must attract and retain businesses in order to increase revenue and achieve profitability. If new businesses do not find our product offering effective, they may stop posting online ads on our website.

We rely on traffic to our website from search engines like Google, Yahoo! and Bing, some of which offer products and services that compete directly with our solutions. If our website fails to rank prominently in unpaid search results, traffic to our website could decline and our business would be adversely affected.

Our success depends in part on our ability to attract users through unpaid Internet search results on search engines like Google, Yahoo! and Bing. The number of users we attract to our website from search engines is due in large part to how and where our website ranks in unpaid search results. These rankings can be affected by a number of factors, many of which are not in our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to our website may not be prominent enough to drive traffic to our website, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings in order to promote their own competing products or services or the products or services of one or more of our competitors.  Any reduction in the number of users directed to our website could adversely impact our business and results of operations.

Our business will depend, in part, on a strong brand, and any failure to maintain, protect and enhance our brand would hurt our ability to retain or expand our base of users and advertisers, or our ability to increase the frequency with which they use our solutions.

We intend to develop a strong brand that we believe has contributed significantly to the success of our business. Maintaining, protecting and enhancing the “Vidable” brand will be critical to expanding our base of users and advertisers and increasing the frequency with which they use our solutions, and will depend largely on our ability to maintain consumer trust in our solutions and in the quality and integrity of the user content and other information found on our website and mobile app, which we may not do successfully. If we do not successfully maintain a strong brand, our business could be harmed.

Our business is highly competitive. Competition presents an ongoing threat to the success of our business.

We expect competition in e-commerce generally to continue to increase because there are no significant barriers to entry. We also expect to compete against other internet sites that are focused on specific communities or interests and offer coupons or discount arrangements related to such communities or interests.

Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and other resources and larger subscriber bases than we do. These factors may allow our competitors to benefit from their existing customer base with lower customer acquisition costs or to respond more quickly than we can to new or emerging technologies and changes in consumer habits. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases or generate revenue from their subscriber bases more effectively than we do.  In addition, we are dependent on some of our existing or potential competitors, including Google and Microsoft, for banner advertisements and other marketing initiatives to acquire new subscribers. Our ability to utilize their platforms to acquire new subscribers may be adversely affected if they choose to compete more directly with us.

We have a rapidly evolving business model and our new product and service offerings could fail to attract or retain users or generate revenue.

We have a rapidly evolving business model and are regularly exploring entry into new market segments and the introduction of new products and features with respect to which we may have limited experience. In addition, our subscribers may not respond favorably to our new products and services. These products and services may present new and significant technology challenges, and we may be subject to claims if subscribers of these offerings experience service disruptions or failures or other quality issues. If products or services we introduce, such as changes to our websites and applications, or entirely new lines of business that we may pursue, fail to engage users or merchants, we may fail to acquire or retain subscribers or generate sufficient revenue or other value to justify our investment, and our business may be materially and adversely affected. Our ability to retain or increase our user base and revenue will depend heavily on our ability to innovate and to create successful new products and services. In addition, the relative profitability, if any, of our new activities may be lower than that of our historical activities, and we may not generate sufficient revenue from new activities to recoup our investments in them. If any of this were to occur, it could damage our reputation, limit our growth and negatively affect our operating results.

If we fail to expand effectively into new markets our revenue and our business will be harmed.

We intend to expand our operations into new markets. We may incur losses or otherwise fail to enter new markets successfully. Our expansion into new markets places us in competitive environments with which we are unfamiliar and involves various risks, including the need to invest significant resources and the possibility that returns on such investments will not be achieved for several years, or at all. In attempting to establish a presence in new markets, we expect to incur significant expenses and face various other challenges, such as expanding our sales force and community management personnel to cover those new markets. Any expansion plans will require significant resources and management attention.

Many people use smartphones and other mobile devices to access information about local businesses. If we are not successful in developing solutions that generate revenue from our mobile application, or those solutions are not widely adopted, our results of operations and business could be adversely affected.

The number of people who access information about local businesses through mobile devices, including smartphones and handheld tablets or computers, has increased dramatically in the past few years and is expected to increase. We do not currently deliver advertising via mobile application. Advertisers may limit advertising.  We may be unable to attract advertisers unless we develop effective mobile advertising solutions. We have no experience with mobile advertising. If we fail to develop effective advertising solutions, or if our solutions are not widely adopted, our business may suffer.

Additionally, as new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing products for these alternative devices and platforms, and we may need to devote significant resources to the creation, support, and maintenance of such products. In addition, if we experience difficulties in the future in integrating a mobile app into mobile devices or if problems arise with providers of mobile operating systems or mobile application download stores, such as those of Apple or Google, if our applications receive unfavorable treatment compared to the promotion and placement of competing applications, such as the order of our products in the Apple AppStore, our future growth and our results of operations could suffer.

The impact of worldwide economic conditions, including the resulting effect on advertising spending by local businesses, may adversely affect our business, operating results and financial condition.

Our performance is subject to worldwide economic conditions and their impact on levels of advertising spend by small and medium-sized businesses, which may be disproportionately affected by economic downturns. To the extent that the current economic slowdown continues, or worldwide economic conditions materially deteriorate, our existing and potential advertising clients may no longer consider investment in our advertising solutions a necessity, or may elect to reduce advertising budgets. Historically, economic downturns have resulted in overall reductions in advertising spending. In particular, web-based advertising solutions may be viewed by some of our existing and potential advertising clients as a lower priority and could cause advertisers to reduce the amounts they spend on advertising, terminate their use of our solutions or default on their payment obligations to us. In addition, economic conditions may adversely impact levels of consumer spending, which could adversely impact the numbers of consumers visiting our website and mobile app. Consumer purchases of discretionary items generally decline during recessionary periods and other periods in which disposable income is adversely affected. If spending at many of the local businesses reviewed on our website or mobile app declines, businesses may be less likely to use our advertising products, which could have a material adverse effect on our financial condition and results of operations.

We rely on third-party service providers for many aspects of our business, and any failure to maintain these relationships could harm our business.

We will rely on third parties for certain aspects of our business, such as mapping functionality and administrative software solutions. If these third parties experience difficulty meeting our requirements or standards, it could make it difficult for us to operate some aspects of our business, which could damage our reputation. In addition, if such third-party service providers were to cease operations, temporarily or permanently, face financial distress or other business disruption, increase their fees or if our relationships with these providers deteriorate, we could suffer increased costs and delays in our ability to provide consumers and advertisers with content or provide similar services until an equivalent provider could be found or we could develop replacement technology or operations. In addition, if we are unsuccessful in choosing or finding high-quality partners, if we fail to negotiate cost-effective relationships with them, or if we ineffectively manage these relationships, it could have an adverse impact on our business and financial performance.

We may be subject to additional unexpected regulation which could increase our costs or otherwise harm our business.

The application of certain laws and regulations is uncertain. These include laws and regulations such as the Credit Card Accountability Responsibility and Disclosure Act of 2009, or the CARD Act, and unclaimed and abandoned property laws. In addition, from time to may be notified of additional laws and regulations which governmental organizations or others may claim should be applicable to our business. If we are required to alter our business practices as a result of any laws and regulations, our revenue could decrease, our costs could increase and our business could otherwise be harmed. In addition, the costs and expenses associated with defending any actions related to such additional laws and regulations and any payments of related penalties, judgments or settlements could adversely impact our profitability.

Government regulation of the internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the internet and e-commerce. Existing and future regulations and laws could impede the growth of the internet or other online services. These regulations and laws may involve taxation, tariffs, subscriber privacy, anti-spam, data protection, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the internet as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or e-commerce. In addition, it is possible that governments of one or more countries may seek to censor content available on our websites and applications or may even attempt to completely block access to our websites. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our subscriber base may be adversely affected and we may not be able to maintain or grow our revenue as anticipated.

New tax treatment of companies engaged in internet commerce may adversely affect the commercial use of our services and our financial results.

Due to the global nature of the internet, it is possible that various states or foreign countries might attempt to regulate our transmissions or levy sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in internet commerce. New or revised international, federal, state or local tax regulations may subject us or our subscribers to additional sales, income and other taxes. We cannot predict the effect of current attempts to impose sales, income or other taxes on commerce over the internet. New or revised taxes and, in particular, sales taxes, VAT and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of advertising and selling goods and services over the internet. New taxes could also create significant increases in internal costs necessary to capture data, and collect and remit taxes. Any of these events could have an adverse effect on our business and results of operations.

Failure to comply with federal, state and international privacy laws and regulations, or the expansion of current or the enactment of new privacy laws or regulations, could adversely affect our business.

A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. For example, recently there have been Congressional hearings and increased attention to the capture and use of location-based information relating to users of smartphones and other mobile devices. We intend to adopt privacy policies and practices concerning the collection, use and disclosure of subscriber data on our websites and applications. Several internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal, state or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and practices could result in a loss of subscribers or merchants and adversely affect our business. Federal, state and international governmental authorities continue to evaluate the privacy implications inherent in the use of third-party web "cookies" for behavioral advertising. The regulation of these cookies and other current online advertising practices could adversely affect our business.

We may suffer liability as a result of information retrieved from or transmitted over the internet and claims related to our service offerings.

We may be sued for defamation, civil rights infringement, negligence, patent, copyright or trademark infringement, invasion of privacy, personal injury, product liability, breach of contract, unfair competition, discrimination, antitrust or other legal claims relating to information that is published or made available on our websites or service offerings we make available (including provision of an application programming interface platform for third parties to access our website, mobile device services and geolocation applications). This risk is enhanced in certain jurisdictions outside the United States, where our liability for such third-party actions may be less clear and we may be less protected. In addition, we could incur significant costs in investigating and defending such claims, even if we ultimately are not found liable. If any of these events occurs, our net income could be materially and adversely affected.

We are subject to risks associated with information disseminated through our websites and applications, including consumer data, content that is produced by our editorial staff and errors or omissions related to our product offerings. Such information, whether accurate or inaccurate, may result in our being sued by our merchants, subscribers or third parties and as a result our revenue and goodwill could be materially and adversely affected.

Our business depends on the development and maintenance of the internet infrastructure.

The success of our services will depend largely on the development and maintenance of the internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products, for providing reliable internet access and services. The internet has experienced, and is likely to continue to experience, significant growth in the number of users and amount of traffic. The internet infrastructure may be unable to support such demands. In addition, increasing numbers of users, increasing bandwidth requirements or problems caused by viruses, worms, malware and similar programs may harm the performance of the internet. The backbone computers of the internet have been the targets of such programs. The internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of internet usage generally as well as the level of usage of our services, which could adversely impact our business.

We may not be able to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.

We regard trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with our employees and others to protect our proprietary rights. Effective intellectual property protection may not be available in every country in which our deals are made available. We also may not be able to acquire or maintain appropriate domain names or trademarks in all countries in which we do business. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring and using domain names that are similar to, infringe upon or diminish the value of our trademarks and other proprietary rights. We may be unable to prevent third parties from using and registering our trademarks, or trademarks that are similar to, or diminish the value of, our trademark in some countries.

We may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. Third parties that license our proprietary rights also may take actions that diminish the value of our proprietary rights or reputation. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Moreover, the steps we take to protect our intellectual property may not adequately protect our rights or prevent third parties from infringing or misappropriating our proprietary rights.

We may be unable to obtain additional capital that we will require to implement our business plan, which could restrict our ability to grow.

We expect that our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital, which alone will not alone be sufficient to fund our operations or planned growth. We will require additional capital to continue to operate our business. We may be unable to obtain additional capital required.

Any additional capital raised through the sale of equity may dilute your ownership percentage. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

We may not be able to effectively manage our growth, which may harm our profitability.

Our strategy envisions expanding our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

• meet our capital needs;

• expand our systems effectively or efficiently or in a timely manner;

• allocate our human resources optimally;

• identify and hire qualified employees or retain valued employees; or

•  effectively incorporate the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our operations and our financial results could be adversely affected by inefficiency, which could diminish our profitability.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

Our success will depend, in part, on our ability to expand our product offerings and grow our business in response to changing technologies, user and advertiser demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses or technologies rather than through internal development. We do not have experience acquiring other businesses and technologies. The pursuit of potential acquisitions may divert the attention of management and cause us to incur expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. Furthermore, even if we successfully acquire additional businesses or technologies, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business or technology. In addition, we may unknowingly inherit liabilities from future acquisitions that arise after the acquisition and are not adequately covered by indemnities. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. If an acquired business or technology fails to meet our expectations, our business, results of operations and financial condition may suffer.

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism.

Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. For example, a significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur.  In addition, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could cause disruptions in our or our local business advertisers’ businesses or the economy as a whole. Our servers may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential client data. We may not have sufficient protection or recovery plans in certain circumstances. As we rely heavily on our servers, computer and communications systems and the Internet to conduct our business and provide high quality customer service, such disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt our local business advertisers’ businesses, which could have an adverse affect on our business, operating results and financial condition.

The application of the “penny stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks

We have no immediate plans to pay dividends.

We have not paid any cash dividends to date and do not expect to pay dividends for the foreseeable future.  We intend to retain earnings, if any, as necessary to finance the operation and expansion of our business.

Our sole officer and director owns a substantial portion of our outstanding common stock, and as long as he does, they may be able to control the outcome of stockholder voting.

Our sole officer and director is the beneficial owner of approximately 75% of the outstanding shares of our common stock on a fully-diluted basis as of the date of this Annual Report.  As long as our sole officer and director owns a significant percentage of our common stock, our other stockholders may generally be unable to affect or change the management or the direction of our company without the support of our officers and directors.  As a result, some investors may be unwilling to purchase our common stock.  If the demand for our common stock is reduced because our officers and directors have significant influence over our company, the price of our common stock could be materially depressed.  The officers and directors will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions.

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Articles of Incorporation authorizes the Board of Directors to issue up to 4 billion shares of common stock and up to 50,000,000 shares of preferred stock.  The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval.  Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment.

By issuing preferred stock, we may be able to delay, defer, or prevent a change of control.

Our Articles of Incorporation permits us to issue, without approval from our stockholders, a total of 50,000,000 shares of preferred stock.  Our Board of Directors can determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series.  It is possible that our Board of Directors, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our common stock.

Our common stock price is volatile which may subject us to securities litigation thereby diverting our resources which may affect our profitability and results of operation.

The market price for our common stock is volatile as the stock market in general.

The following factors will add to our common stock price's volatility:

•	actual or anticipated variations in our quarterly operating results;

•	announcements by us of acquisitions;

•	additions or departures of our key personnel; and.

•	sales of our common stock

Many of these factors are beyond our control. These factors may decrease the market price of our common stock, regardless of our operating performance.  In the past, plaintiffs have initiated securities class action litigation against a company following periods of volatility in the market price of its securities.  We may in the future be the target of similar litigation.  Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report, including the sections entitled “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. In some cases you can identify these statements by forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to attract and retain advertisers and consumers;

•	our ability to effectively monetize a mobile application and offer new products through a mobile app that are commercially successful;

•	our ability to successfully expand in our existing markets and into new domestic and international markets;

•	our expectations regarding economies of scale and operating cost leverage in mature markets;

•	future investments in our technology, sales and marketing and community management organizations;

•	our plans and ability to build out an international sales force and generate revenue internationally;

•	our ability to benefit from accelerating network effect dynamics;

•	worldwide economic conditions and their impact on advertising spending;

•	future trends in search for information regarding local businesses;

•	our ability to effectively manage our growth and future expenses;

•	our ability to attract and retain qualified employees and key personnel;

•	our future relationships with commercial partners;

•	our ability to maintain, protect and enhance our intellectual property;

•	our ability to comply with modified or new laws and regulations applying to our business, including copyright and privacy regulation;

•	our ability to realize the intended tax benefits of our corporate structure and intercompany arrangements;

•	our liquidity and working capital requirements; and

•	our estimates regarding the sufficiency of our cash resources.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. We cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, except as required by law, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this prospectus to conform these statements to actual results or to changes in our expectations.

You should read this Annual Report and the documents that we reference in this Annual Report and have filed with the Securities and Exchange Commission with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

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

Item 4.   (REMOVED AND RESERVED).

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Pink Sheets OTC Electronic Market under the symbol “VIBE.”  The following table shows the high and low bid prices for our common stock for each quarter since January 1, 2010 as reported by the either the OTC Bulletin Board or the Pink Sheets OTC Electronic Market.  All share prices have been adjusted to provide for the 1 for 5,000 reverse stock split effected on July 1, 2011.  Prior to the reverse split and name change, our common stock traded under the symbol “BHWF.”  Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2010 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$3.50	$1.50
Second quarter	2.50	0.50
Third quarter	2.50	0.50
Fourth quarter	4.00	2.00

2011 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$2.00	$0.50
Second quarter	2.50	0.50
Third quarter	6.00	0.01
Fourth quarter	0.60	0.03

As of April 4, 2012 there were approximately 55 record holders of our common stock. This does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

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

Securities Authorized for Issuance Under Equity Compensation Plans.  The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2011:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)(2)	--	--	612,611,979
Equity compensation plans not approved by security holders (3)(4)	--	--	200,468,200
Total	--	--	833,080,179

(1)  Amended and Restated 2004 Stock Plan. On June 15, 2004, our board of directors adopted (and further amended and restated on July 22, 2004 and December 6, 2004) our Amended and Restated 2004 Stock Plan. The purpose of the 2004 Stock Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of The Blackhawk Fund and our subsidiaries, by offering them an opportunity to participate in our future performance through awards of options, restricted stock and stock bonuses The maximum aggregate number of shares of common stock that may be issued and sold under all awards granted under the plan is 207,500,000 shares, and as of December 31, 2011, we have issued 207,500,000 shares under the plan, and there are no options outstanding under this plan.

(2)  2005 Stock Plans. On February 25, 2005, our board of directors adopted our 2005 Stock Plans (consisting of tEmployee Stock Incentive Plan and the Non-Employee Directors and Consultants Retainer Stock Plan). The purpose of the 2005 Stock Plans is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of The Blackhawk Fund and our subsidiaries, by offering them an opportunity to participate in our future performance through awards of options, restricted stock and stock bonuses. The maximum aggregate number of shares of common stock that may be issued and sold under all awards granted under the 2005 Stock Plans is 975,000,000 shares, and as of December 31, 2011 we have issued 362.388,021 shares under the plan, and there are no options outstanding under these plans.

(3)  2007 Stock Incentive Plan. On June 7, 2007, our board of directors adopted our 2007 Stock Incentive Plan. The purpose of the plan is intended to secure for the Company and its Affiliates the benefits arising from ownership of the Company’s Common Stock by the Employees, Officers, Directors and Consultants of the Company and its Affiliates, all of whom are and will be responsible for the Company’s future growth. The Plan is designed to help attract and retain for the Company and its Affiliates personnel of superior ability for positions of exceptional responsibility, to reward Employees, Officers, Directors and Consultants for their services and to motivate such individuals through added incentives to further contribute to the success of the Company and its Affiliates The maximum aggregate number of shares of common stock that may be issued and sold under all awards granted under the plan is 50,000 shares, and as of December 31, 2011, we have issued 40,000 shares under the plan, and there are no options outstanding under this plan.

(4)  2009 Stock Incentive Plan. The purpose of our 2009 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 220,500,000 shares, subject to adjustment, and as of December 31, 2011, we have issued 41,800 shares.

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

General

We are a development stage online video classified company which will connect merchants and customers via streaming video, mobile technology and social media. We will operate a centralized business Internet portal (an online classified website) to allow consumers to find information about various products and services through business and consumer posted videos. Previously, we were known as "The Blackhawk Fund" and were engaged in the acquisition and development of real estate properties in the United States. We still hold one property in our portfolio.

Change of Control and Change in Management

On May 6, 2011, we entered into a stock purchase agreement with Terminus, Inc. and Lino Luciani pursuant to which Mr. Luciani purchased 10,000,000 shares of our Series C Preferred Stock from Terminus for $300,000. As a result, the sale of the Series C Preferred Stock by Terminus to Mr. Luciani effectively transferred Terminus’ control of our company to Mr. Luciani.   On July 20, 2011, we entered into an agreement with Mr. Luciani whereby his 10,000,000 shares of series C preferred stock were exchanged for 300,000,000 shares of our common stock.  Mr. Luciani currently owns approximately 75% of our issued and outstanding common stock.

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

Plan of Operation

We intend to develop and operate a centralized business Internet portal (an online classified website) to connect merchants and customers via streaming video, mobile technology and social media. Our objectives for the next 12 months include: development of website with streaming video capability; grow user base; establish Vidable as a trusted resource for business transactions and establish base in local markets prior to expanding nationwide.

To date, we have accomplished the following activities in furtherance of our plan: In November 2011, we entered into an Exclusive Software Property, Technical Information and Trade Mark License Agreement with Vidable AG pursuant to which we received the worldwide exclusive license to all of the software, technical information and trademarks necessary to commercialize the business of and allow customers to view a video instead of a static image when viewing potential items for purchase, rent and marketing their products.  In February 2012, we launched our online classified website in test market format in New York, New York.

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

Results of Operations

Basis of Presentation

The following table sets forth, for the periods indicated, certain unaudited selected financial data:

	Year Ended
	December 31,
	2011	2010

Revenues	$--	$--
Costs of Sales	--	--
General and administrative	151,139	169,084
Gain on debt forgiveness	487,783	--
Loss on guarantee	--	(684)
Interest Expense	(21,118)	(262,940)

Net income (loss)	$315,526	$(432,708)

Comparison of the year ended December 31, 2011 and 2010

Net sales.   Our revenues were $0 for the years ended December 31, 2011 and 2010.  We did not have any sales of any real estate properties held for development or any real estate properties generating rental revenue in the first half of 2011 and in the year ended December 31, 2010.   During the second half of 2011, we were formulating our business plan for entry into online video classified market.

Cost of Sales.   Costs of sales were $0 for the years ended December 31, 2011 and 2010.

General and administrative.   General and administrative expenses decreased to $151,139 for the year ended December 31, 2011 from $169,084 for the year ended December 31, 2010.

Gain on debt forgiveness.   We recognized a non-cash gain on debt forgiveness of $487,753 for the year ended December 31, 2011 from $0 for the year ended December 31, 2010.   The gain for the year ended December 31, 2011, was related to forgiveness actions related to promissory notes, accounts payable and accrued liabilities.  There were no comparable activities for the year ended December 31, 2010.

Loss on guarantee.   We recognized a loss on guarantee of $0 for the year ended December 31, 2011 as compared to $684 in the year ended December 31, 2010.  This loss on guarantee is a result of the default under a promissory note on which we were the guarantors.

Interest.   We had interest expense of $21,118 for the year ended December 31, 2011 as compared to $262,940 for the year ended December 31, 2010.  The reduction for the year ended December 31, 2011 resulted primarily from the actions described in the gain on debt forgiveness.

Net income (loss).   We had net income of $315,526 in the year ended December 31, 2011 as compared to a net loss of $432,708 for the year ended December 31, 2010.   The increase in net income resulted primarily from non-cash gain on debt forgiveness in 2011 as compared to 2010.

Liquidity and Capital Resources

We have financed our operations, debt service, and capital requirements through cash flows generated from operations and through issuance of debt and equity securities.  Our working capital deficit at December 31, 2011 was $129,772, and we had cash of $145 as of December 31, 2011.

We used $3,800 of net cash in operating activities for the year ended December 31, 2011, compared to using $48,774 in the year ended December 31, 2010.  The net income of $315,526 was offset by non-cash gain on debt forgiveness of $487,783, an increase of $83,407 in accounts payable and accrued liabilities, and an increase of $85,050 in notes payable to officer.

We generated no cash flows from investing activities for the years ended December 31, 2011 and 2010.

Net cash flows provided by financing activities were $0 for the year ended December 31, 2011, compared to net cash flows provided by financing activities of $50,000 for the year ended December 31, 2010.  The proceeds received in 2010 were generated from a $50,000 convertible note issued to an unaffiliated investor.

Capital Requirements

Our financial statements for the fiscal year ended December 31, 2011 state that we have incurred significant losses, have a negative capital, and a negative current ratio.  These factors, among others indicate that we may not be able to continue as a going concern.  We believe that, as of the date of this report, in order to fund our plan of operations over the next 12 months, we will need to fund operations out of cash flows generated from operations, from the borrowing of money, and from the sale of additional securities.  It is possible that we will be unable to obtain sufficient additional capital through the borrowing of money or the sale of our securities as needed.

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

Off-Balance Sheet Arrangements

None.

Item 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Vidable, Inc.
Carson City, Nevada

We have audited the accompanying balance sheet of Vidable, Inc. (f/k/a  The Blackhawk Fund) (  the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of Vidable, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vidable, Inc.  as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Vidable, Inc.  will continue as a going concern. As discussed in Note 10 to the financial statements, Vidable, Inc.  has suffered recurring losses from operations and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gruber & Company, LLC
Gruber & Company, LLC
Lake St. Louis, Missouri
April 12, 2012

VIDABLE, INC.
BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$145	$3,945
Prepaid Financing Costs	-	-
Total current assets	145	3,945

PROPERTY -- HELD FOR SALE	1,000	1,000
PREPAID FINANCING COSTS	-	-
TOTAL ASSETS	$1,145	$4,945

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$43,685	$317,660
Note Payable, net of discount of $0 and $18,340 respectively	-	300,960
Notes Payable - Related Party	-	98,267
Notes Payable - Officer	87,232
Total current liabilities	130,917	716,887

LONG TERM LIABILITIES
Note payable	-	110,000
TOTAL LIABILITIES	130,917	826,887

STOCKHOLDERS’ DEFICIT
Preferred stock, 50,000,000 shares authorized, $0.0001 par value:
Series A, authorized 500,000, 0 and 500,000 issued and outstanding, respectively	-	50
Series B, authorized 10,000,000, 0 and 10,000,000 issued and outstanding, respectively	-	1,000
Series C, authorized 10,000,000, 0 and 10,000,000 issued and outstanding, respectively	-	1,000

Common Stock, $0.0001 par value, 4,000,000,000 shares authorized, 400,200,059 and 200,059
shares issued and outstanding, respectively	40,020	20

Common Stock B, $0.0001 par value 150,000,000 authorized, 6,000 issued
and outstanding	1	1

Additional Paid in Capital	38,471,136	38,132,442
Accumulated deficit	(38,640,929)	(38,956,455)
Total Stockholders’ Deficit	(129,772)	(821,942)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,145	$4,945

VIDABLE, INC.
STATEMENTS OF OPERATIONS
Years Ended December 31, 2011 and 2010

	2011	2010

Revenues	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

OPERATING EXPENSES

General and Administrative	151,139	169,084

OTHER INCOME / (EXPENSES)
Gain on debt forgiveness	487,783	-
Loss on guarantee	-	(684)
Interest Expense	(21,118)	(262,940)

Net income (loss)	$315,526	$(432,708)

Basic and Diluted Net Income (Loss) Per Common Share	$-	$-

Weighted Average Number of Shares Outstanding	180,260,704	198,712

VIDABLE, INC.
Statement of Stockholders’ Equity
For the Years Ended December 31, 2011 and 2010

VIDABLE, INC.
Statement of Stockholders’ Equity
For the Years Ended December 31, 2011 and 2010

									Additional		Total
	Preferred Stock Series A		Preferred Stock Series B & C		Common Stock Series B		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balances, December 31, 2009	500,000	$50	20,000,000	$2,000	6,000	$1	179,259	$18	$38,105,894	$(38,523,747)	$(415,784)
									20,699
Conversion of notes payable	-	-	-	-	-	-	11,800	1	5,849	-	20,700
Issuance of stock for professional services	-	-	-	-	-	-	9,000	1		-	5,850
Net loss	-	-	-	-	-	-	-	-	-	(432,708)	(432,708)

Balances, December 31, 2010	500,000	$50	20,000,000	$2,000	6,000	$1	200,059	$20	$38,132,442	$(38,956,455)	$(821,942)

Settlement agreements - related company	(500,000)	(50)							376,694		376,644
Exchange of Company President Preferred Stock to Common Stock			(10,000,000)	(1,000)			300,000,000	30,000	(29,000)
Exchange of Holders Preferred Stock to Common Stock			(10,000,000)	(1,000)			100,000,000	10,000	(9,000)

Net income (loss)										315,526	315,526

Balances, December 31, 2011	-	$-	-	$-	6,000	$1	400,200,059	$40,020	$38,471,136	$(38,640,929)	$(129,772)

VIDABLE, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011 and 2010

	2011	2010

Cash Flows From Operating Activities
Net Income (Loss)	$315,526	$(432,708)

Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on debt forgiveness	(487,783)
Discount accretion on note	-	210,517
Issuance of note for consulting services	-	41,660
Changes in operating assets and liabilities:
Prepaid financing costs	-	-
Accounts payable and accrued liabilities	83,407	131,757
Notes payable to officer	85,050	-

Net cash used in operating activities	(3,800)	(48,774)

Cash Flows From Investing Activities:

Net cash provided by (used in) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from notes payable		50,000

Net cash provided by financing activities	-	50,000

Net Change in Cash	(3,800)	1,226

Cash Beginning of Period	3,945	2,719

Cash End of Period	$145	$3,945

Supplemental disclosures:
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental disclosures of non-cash financing activity:
Issuance of stock to settle legal invoices	$-	$5,850
Partial conversion of notes payable to common shares	$-	$20,700
Retired Preferred Stock Series A, Series B and Series C	$(2,500)	$-
Issued Common Stock	$40,000	$-
Additional Paid in Capital related party Terminus transactions	$376,644	$-

VIDABLE, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Vidable, Inc. was organized on November 5, 1998 in Nevada as USA Telecom.  In 1998, the entity amended its articles of incorporation to change its name to USA Telcom, in 2000 it amended its articles of incorporation to change its name to USA TelcomInternationale, in 2004 it amended its articles of incorporation to change its name to ZannWell Inc., in January 2005, it amended its articles of incorporation to change its name to Blackhawk Fund and in June 2011 it amended its articles of incorporation to change its name to Vidable, Inc. For the year ended December 31, 2010, the Company was in the business of residential and commercial real estate acquisition and development.  Beginning September 2011, the Company began pursuing a new business plan of establishing aonline video based classified marketplace company which intends to connect merchants and customers via streaming video, mobile technology and social media.   The Company intends to operate a centralized business Internet portal to allow consumers to find information about various products and services through business and consumer posted videos.

 Cash and cash equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly- liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Advertising expenses

Advertising and marketing expenses are charged to operations as incurred.  There were no expenses for the year ended December 31, 2011 and 2010.

Revenue recognition

The Company has not recognized any revenue from its new business plan.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

As of December 31, 2011, the deferred tax asset is related solely to the Company’s net operating loss carry forward and is fully reserved.

Loss per share

Loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants).  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method.  The calculation of fully diluted loss per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later.  As of December31, 2011, the Company’s outstanding warrants are considered anti-dilutive.

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

In February 2010, FASBissued Accounting Standards Update (“ASU”) 2010-9 Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-9”). ASU 2010-9 amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective for interim and annual periods ending after June 15, 2010. The Company does not expect the adoption of ASU 2010-09 to have a material impact on its results of operations or financial position.

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

In June 2008, FASB issued FSP—Emerging Issues Task Force 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (now codified within ASC 260, Earnings Per Share (“ASC 260”)). Under ASC 260, unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ASC 260 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. The adoption of ASC 260 did not have a material impact on the Company's earnings per share calculations.

In April 2008, FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (now codified within ASC 350, Intangibles—Goodwill and Other (“ASC 350”)). ASC 350 provides guidance for determining the useful life of a recognized intangible asset and requires enhanced disclosures so that users of financial statements are able to assess the extent to which the expected future cash flows associated with the asset are affected by our intent and/or ability to renew or extend the arrangement. ASC 350 was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of ASC 350 on January 1, 2009 did not impact the Company's results of operations or financial position.

In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (now codified within ASC 815, Derivatives and Hedging (“ASC 815”)). ASC 815 requires enhanced disclosures about an entity's derivative and hedging activities aimed at improving the transparency of financial reporting. ASC 815 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815 did not have any impact on the Company's results of operations or financial position.

In December 2007, FASB issued SFAS No. 141(R), Business Combinations (now codified within ASC 805, Business Combinations (“ASC 805”)). ASC 805 establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the fair value of identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date. ASC 805 significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under ASC 805, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. The provisions of this standard applied to any acquisitions completed on or after December 15, 2008. The adoption of ASC 805 did not have an impact on the Company's results of operations or financial position.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (now codified within ASC 810, Consolidation (“ASC 810”)). ASC 810 changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. The provisions of ASC 810 were applied to all noncontrolling interests prospectively, except for the presentation and disclosure requirements, which were applied retrospectively to all periods presented and have been disclosed as such in our consolidated financial statements herein. ASC 810 became effective for fiscal years beginning on or after December 15, 2008. The Company adopted ASC 810 effective January 4, 2009. The adoption of ASC 810 did not have an initial material impact on the Company’s results of operations or financial position.

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

NOTE 2 - STOCK BASED COMPENSATION

Effective January 1, 2006, the Company has adopted ASC 505 “Equity” and ASC 718-10 “Stock Compensation,” using the modified-prospective transition method.  The standards require the measurement of compensation cost at the grant date, based upon the estimated fair value of the award, and requires amortization of the related expense over the employee’s requisite service period.  Under ASC 718-10, stock based compensation cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  Beginning on January 1, 2006, any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with ASC 718-10.  During the year ended December 31, 2011 and 2010, the Company had no stock based consulting expenses as determined under ASC 718-10.

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

NOTE 4 - PREFERRED STOCK

As of December 31, 2011, the Company had 50,000,000 shares of preferred stock authorized and no shares of preferred stock issued and outstanding.

The Company had the following transactions related to its preferred stock in 2011:

On May 6, 2011, the Company entered into a Stock Purchase Agreement with Lino Luciani and Terminus, Inc. pursuant to which Mr. Luciani purchased 10,000,000 shares of our Series C Preferred Stock from Terminus for $300,000.  Holders of the Series C Preferred Stock are entitled to the number of votes on such matters equal to the product of (a) the number of shares of the Series C Preferred Stock held by such holder, (b) the number of issued and outstanding shares of our  common stock, on a fully-diluted basis, as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.0000002.  As a result, the sale of the Series C Preferred Stock by Terminus to Mr. Luciani effectively transferred Terminus’ control of us to Mr. Luciani, giving Mr. Luciani in excess of 67% of all votes entitled to be cast in any matter requiring or permitting a vote of stockholders.  Arrangements relating to the officers and directors are set forth in Item 5.02 below.  The sale of the shares of Series C Preferred Stock was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(1) of the Securities Act (under the so-called “4(1 ½) exemption” of the Securities Act).

On May 6, 2011, the Company and Terminus, Inc. entered into a Settlement Agreement and Release with Professional Offshore Opportunity Fund, Ltd. (“POOF”) pursuant to which we and Terminus settled all amounts owed to POOF under outstanding promissory notes and repurchased the Series A Preferred Stock held by it in exchange for $275,000.  The repurchased Series A Preferred Stock is being held by the Company as Treasury Stock. In connection with the settlement agreement, POOF released the Series C Preferred Stock held by it to secure payment of amounts due under the April 2008 $550,000 promissory note, as amended, co-issued by us and Terminus, Inc.  Mutual releases were exchanged among the parties under the Settlement Agreement.

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

NOTE 5 - COMMON STOCK

As of December 31, 2011, the Company had 4 billion shares of its common stock authorized and 400,201,154 shares issued and outstanding.

On August 19, 2008, the Company changed the par value of its common stock from $0.001 to $0.0001.

During the years ended December 31, 2011 and 2010, the Company issued an aggregate of 0and 59,000,000 shares of common stock, respectively, in connection with partial conversions of the Terminus note. (See Note 6.)

During the years ended December 31, 2011 and 2010, the Company issued 0 shares and 45,000,000 shares of common stock, respectively, for professional services rendered.  See Note 8.

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

On July 20, 2011, the Company entered into an agreement with its president where his 10,000,000 shares of Series C Preferred Stock were exchanged for 300,000,000 shares of Company common stock. The issuance was exempt pursuant to Section 3(a)(9) of the Securities Act.

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

Subsequent to the Terminus Note amendment, the holder of the note has affected a series of partial conversions and was issued an aggregate of 210,000,000 shares of common stock at a conversion price of $0.001 per share. In the aggregate, these issuances reduced the debt by $210,000 in principal.

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

The balance of the Terminus Notes at December 31, 2011 and 2010 are $0 and $369,300, respectively. The note discount related to the Terminus Note was fully amortized as of July 10, 2010.

On May 6, 2011, the Company and Terminus, Inc. entered into a Settlement Agreement and Release with Professional Offshore Opportunity Fund, Ltd. (“POOF”) pursuant to which we settled all amounts owed to POOF under outstanding promissory notes and repurchased the Series A Preferred Stock held by it in exchange for $275,000.  In connection with the settlement agreement, POOF released the Series C Preferred Stock held by it to secure payment of amounts due under the April 2008 $550,000 promissory note, as amended, co-issued by us and Terminus, Inc. as well as the March 2010 promissory note issued by us.  The amounts due under the April 2008 and March 2010 promissory notes was $369,300 at May 6, 2011.  To record the Settlement Agreement and Release, $94,300 was recognized as a gain on debt forgiveness.  Mutual releases were exchanged among the parties under the Settlement Agreement.  The $275,000 payment was charged to Additional Paid in Capital as the payment was provided by Terminus, a related party.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

For the year ended December 31, 2010, Terminus, Inc., the holder of the Company’s Series C Preferred Stock, has loaned the Company $82,127.  The loan is payable upon demand with interest at 12% per annum.  At December 31, 2011 and December 31, 2010, interest accrued to this loan was $0 and 18,572, respectively.

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

NOTE 8 – OFFICER LOAN

For the quarter ended December 31, 2011, an officer of the Company has loaned the Company $85,050.  The loan is payable upon demand with interest at 8% per annum.  At December 31, 2011, interest accrued to this loan was $2,182.

NOTE 9 – 2009 STOCK INCENTIVE PLAN

On August 10, 2009, the Company’s Board of Directors adopted its 2009 Stock Incentive Plan (the “Plan”). The Board of Directors approved the issuance of 0 and 45,000,000shares of common stock pursuant to the 2009 Stock Incentive Plan in payment of legal services, respectively, during the years ended December 31, 2011 and 2010.

NOTE 10 - GOING CONCERN

The Company has incurred significant losses, has a negative capital, and negative current ratio.  These factors, among others indicate that the Company may not be able to continue as a going concern.  No adjustments have been made to the carrying value of assets and liabilities should the company not continue as a going concern.

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 30, 2012, which is the date these financial statements were available to be issued.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011. Management reviewed the results of its assessment with our Audit Committee.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report as not subject to attestation of our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permits us provide only management’s report in this annual report

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Set forth below is certain information concerning our directors and executive officers:

Name	Age	Position
Lino Luciani	40	President, Chief Executive Officer, Treasurer and director

Lino Luciani has served as President, Chief Executive Officer, Treasurer and director since May 6, 2011. Mr. Luciani has owned a collection and trust company since 1989, in which he still serves as managing director.  In addition, since 2007 Mr. Luciani has owned and operated JCE Service AG, a corporate and business consulting company.  Mr. Luciani still serves as managing director of this company.

We considered Mr. Luciani’s experience successfully operating two other companies, including one in which he founded as important factors in concluding that he was qualified to serve as one of our directors.

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

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications made by us;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	Accountability for adherence to the code.

A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions is filed as an exhibit to our Form 10-KSB for the fiscal year end December 31, 2005.

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

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to the Chief Executive Officer and our other executive officers for services rendered during the fiscal years ended December 31, 2011 and 2010.

Summary Compensation Table

				Stock	Option	All Other
Name and Position	Year	Salary	Bonus	Awards ($)	Awards ($)	Compensation	Total ($)
Lino Luciani	2011	$0	--	--	--	--	$0
President, Chief Executive Officer and Director	2010	N/A	N/A	N/A	N/A	N/A	N/A
(since May 6, 2011)

Frank Marshik	2011	$0	--	--	--	--	$0
President, Chief Executive Officer and Director	2010	$0	--	--	--	--	$0
(until May 6, 2011)

Outstanding Equity Awards

There were no outstanding equity awards, unexercised options, unvested stock, or equity incentive plan awards as of December 31, 2011 for any of the executive officers named in the Summary Compensation Table above.

Potential Payments upon Termination

None.

Compensation of Directors

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2011, all of the  Section 16(a) reports required to be filed by our executive officers, directors, and greater-than-10% stockholders were filed on a timely basis.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 10, 2012 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from April 10, 2012, and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from April 10, 2012.

Name And Address(1)	Number Of Shares Beneficially Owned	Percentage Owned(2)
Lino Luciani	300,000,000	74.96%

All directors and officers as a group (1 person)	300,000,000	74.96%

*Less than 1%
(1)	Unless otherwise noted, the address is 1802 N. Carson Street, Suite 212, Carson City, Nevada 89701.
(2)	Based on 400,201,154 common shares issued and outstanding.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since May 6, 2011, our sole officer and director loaned us $128,007.17.  The loan is payable upon demand with interest at 8% per annum.  At April 11, 2012, interest accrued to this loan was $5,066.16.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

Gruber & Company, LLC, billed us $7,500 in fees for our annual audit for the year ended December 31, 2011, and $8,500 in fees for the review of our quarterly financial statements for that year.

Gruber & Company, LLC, billed us $7,500 in fees for our annual audit for the year ended December 31, 2010, and $7,500 in fees for the review of our quarterly financial statements for that year.

AUDIT-RELATED FEES

We did not pay any fees Gruber & Company, LLC for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for fiscal years 2011 and 2010.

TAX FEES

We did not pay any fees to Gruber & Company, LLC for tax compliance, tax advice, tax planning or other work during our fiscal years 2011 and 2010.

ALL OTHER FEES

There were no other fees billed by Gruber & Company, LLC for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

With respect to the audit of our financial statements as of December 31, 2011 and 2010 and for the years then ended, none of the hours expended on Gruber & Company, LLC engagement to audit those financial statements were attributed to work by persons other than Gruber & Company, LLC’s full-time, permanent employees.

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

3.1
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

3.8
Certificate of Amendment to Certificate of Incorporation filed with the Nevada Secretary of State on June 17, 2011, filed as an exhibit to our Current Report on Form 8-K filed June 23, 2011 and incorporated herein by reference.

3.9
Certificates of Withdrawal of Certificate of Designation for Series A, B and C Preferred Stock, filed as an exhibit to our quarterly report on Form 10-Q for the period ended September 30, 2011 filed on November 21, 2011 and incorporated herein by reference.

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

10.7	Secured Promissory Note dated as of April 24, 2008, filed as an exhibit to our Current Report on Form 8-K filed on April 30, 2008 and incorporated herein by reference.

10.8	Subordinated Secured Promissory Note, filed as an exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2008 and incorporated herein by reference.

10.9	Settlement Agreement between The Blackhawk Fund and Angel Acquisition Corp, filed as an exhibit to our Annual Report on Form 10-K filed on April 15, 2008 and incorporated herein by reference.

10.1	Settlement Agreement between The Blackhawk Fund and Debbie Avey, filed as an exhibit to our Annual Report on Form 10-K filed on April 15, 2008 and incorporated herein by reference.

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

10.14
Stock Purchase Agreement dated May 6, 2011 by and among Terminus, Inc., The Blackhawk Fund, and Lino Luciani, filed as an exhibit to our Current Report on Form 8-K dated May 6, 2011 and filed on May 13, 2011 and incorporated herein by reference.

10.15
Settlement Agreement dated as of May 6, 2011 by and among The Blackhawk Fund, Terminus, Inc. and Professional Offshore Opportunity Fund, Ltd. filed as an exhibit to our Current Report on Form 8-K dated May 6, 2011 and filed on May 13, 2011 and incorporated herein by reference.

10.16	License Agreement, filed as an exhibit to our quarterly report on Form 10-Q for the period ended September 30, 2011 filed November 21, 2011 and incorporated herein by reference.

14**	Code of Ethics

21**	Subsidiaries

23.1*	Consent of Gruber & Company, LLC.

31.1*
Certification of Lino Luciani, President and Chief Executive Officer of Vidable, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to  Sec.302 of    the Sarbanes-Oxley Act of 2002, to be filed by amendment

32.1*
Certification of Lino Luciani, President and Chief Executive Officer of Vidable, Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, to be filed by amendment.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase
____________
*    filed herewith
** Previously Filed

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIDABLE, INC.

By:	/s/ Lino Luciani
Lino Luciani, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Lino Luciani	Chairman of the Board, President, Chief Executive Officer	April 16, 2012
Lino Luciani