Form 10-Q
period 2012-03-31
VIDABLE, INC.
filed 2012-05-15
CIK 1096768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☐           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 2012, 400,201,154 shares of our common stock were issued and outstanding.

ITEM 1 – CONDENSED FINANCIAL STATEMENTS

VIDABLE, INC.
BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,183	$145
Total current assets	12,183	145

PROPERTY -- HELD FOR SALE	1,000	1,000
TOTAL ASSETS	$13,183	$1,145

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$33,296	$43,685
Notes Payable - Officer	132,373	87,232
Total current liabilities	165,669	130,917

LONG TERM LIABILITIES	-	-
TOTAL LIABILITIES	165,669	130,917

STOCKHOLDERS’ DEFICIT
Common Stock, $0.0001 par value, 4,000,000,000 shares authorized, 400,201,154
shares issued and outstanding	40,020	40,020

Common Stock B, $0.0001 par value 150,000,000 authorized, 6,000 issued
and outstanding	1	1

Additional Paid in Capital	38,471,136	38,471,136
Accumulated deficit	(38,663,643)	(38,640,929)
Total Stockholders’ Deficit	(152,486)	(129,772)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,183	$1,145

See accompanying notes to unaudited financial statements.

VIDABLE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenues	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

OPERATING EXPENSES

General and Administrative	20,530	19,333

OTHER INCOME / (EXPENSES)
Interest Expense	(2,184)	(17,813)

NET INCOME (LOSS)	$(22,714)	$(37,146)

Basic and Diluted Net Income (Loss) Per Common Share	$-	$(0.18)

Weighted Average Number of Shares (Common Stock and Class B Common Stock) Outstanding	400,207,154	206,059

See accompanying notes to unaudited financial statements.

VIDABLE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Cash Flows From Operating Activities
Net Loss	$(22,714)	$(37,146)

Adjustments to reconcile net loss to net cash
used in operating activities:
Discount accretion on note	-	474
Accrued interest on notes payable to related party		2,432
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(10,389)	32,721
Notes payable to officer	45,141	-

Net cash provided by/(used in) operating activities	12,038	(1,519)

Cash Flows From Investing Activities:

Net cash provided by (used in) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from notes payable		-

Net cash provided by financing activities	-	-

Net Change in Cash	12,038	(1,519)

Cash Beginning of Period	145	3,945

Cash End of Period	$12,183	$2,426

Supplemental disclosures:
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

See accompanying notes to unaudited financial statements.

VIDABLE, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the accompanying interim financial statements as of March 31, 2012, for the three-month periods ended March 31, 2012 and 2011, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Vidable, Inc. (hereinafter referred to as “Vidable” or the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on April 16, 2012.

Nature of Business

Vidable, Inc. was organized on November 5, 1998 in Nevada as USA Telecom. In 1998, the entity amended its articles of incorporation to change its name to USA Telcom, in 2000 it amended its articles of incorporation to change its name to USA Telcom Internationale, in 2004 it amended its articles of incorporation to change its name to ZannWell Inc., in January 2005, it amended its articles of incorporation to change its name to Blackhawk Fund and in June 2011 it amended its articles of incorporation to change its name to Vidable, Inc. For the year ended December 31, 2010, the Company was in the business of residential and commercial real estate acquisition and development. Beginning September 2011, the Company began pursuing a new business plan of establishing an online video based classified marketplace company which intends to connect merchants and customers via streaming video, mobile technology and social media. The Company intends to operate a centralized business Internet portal to allow consumers to find information about various products and services through business and consumer posted videos.

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

As of March 31, 2012 and December 31, 2011, the deferred tax asset is related solely to the Company’s net operating loss carry forward and is fully reserved.

Stock Split

On July 1, 2011, the Board of Directors’ of the Company effectuated a 1 to 5,000 reverse stock split of its outstanding common stock.  The Company also effectuated a 1 to 30,000,000 reverse stock split of its outstanding Class B common stock.  The reverse stock split did not affect the amount of authorized shares of the Company.  All references in the unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements, numbers of shares, and share amounts have been retroactively restated to reflect the reverse splits, unless explicitly stated otherwise

Loss per share

Loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants).  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method.  The calculation of fully diluted loss per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later.  As of March 31, 2012 and December 31, 2011, the Company’s outstanding warrants are considered anti-dilutive.

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

NOTE 2 - STOCK BASED COMPENSATION

Effective January 1, 2006, the Company has adopted ASC 505 “Equity” and ASC 718-10 “Stock Compensation,” using the modified-prospective transition method.  The standards require the measurement of compensation cost at the grant date, based upon the estimated fair value of the award, and requires amortization of the related expense over the employee’s requisite service period.  Under ASC 718-10, stock based compensation cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  Beginning on January 1, 2006, any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with ASC 718-10.  During the three months ended March 31, 2012 and the year ended December 31, 2011, the Company had no stock based consulting expenses as determined under ASC 718-10.

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

NOTE 4 - COMMON STOCK

As of March 31, 2012 and December 31, 2011, the Company had (i) 4 billion shares of its common stock authorized and  400,201,154 shares of common stock issued and outstanding and (ii) 150,000,000 shares of Class B common stock authorized and 6,000 shares issued and outstanding.

On August 19, 2008, the Company changed the par value of its common stock from $0.001 to $0.0001.

During the three months ended March 31. 2012 and 2011 the Company issued an aggregate of 0 and 2,800 shares of common stock, respectively, in connection with partial conversions of the Terminus note. (See Note 5.)

On July 1, 2011, the Board of Directors’ of the Company effectuated a 1 to 5,000 reverse stock split of its outstanding common stock.  The Company also effectuated a 1 to 30,000,000 reverse stock split of its outstanding Class B common stock.  The reverse stock split did not affect the amount of authorized shares of the Company.   All references in the unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements, numbers of shares, and share amounts have been retroactively restated to reflect the reverse splits, unless explicitly stated otherwise.

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

Subsequent to the Terminus Note amendment, the holder of the note has affected a series of partial conversions and was issued an aggregate of 42,000 shares of common stock at a conversion price of $0.001 per share. In the aggregate, these issuances reduced the debt by $210,000 in principal.

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

On April 5, 2010, the holder of the Terminus Note exercised a partial conversion and was issued 9,000 shares of common stock. The issuance reduced the debt by $15,345.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

For the year ended December 31, 2010, Terminus, Inc., the holder of the Company’s Series C Preferred Stock, loaned the Company $82,127. The loan was payable upon demand with interest at 12% per annum. This loan and all accrued interest was forgiven on May 6, 2011.  At March 31, 2012 and 2011, interest accrued to this loan was $0 and $2,432, respectively.

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

Since May 6, 2011, the sole officer and director of the Company has loaned an aggregate  of $128,007 in funds to the Company.  The loan is payable upon demand with interest at 8% per annum.  At March 31, interest accrued to this loan was $4,367.

NOTE 7 – OFFICER LOAN

For the quarter ended March 31, 2012 and December 31, 2011, an officer of the Company has loaned aggregate funds to the Company of $128,007 and $85,050, respectively on such dates.  The loan is payable upon demand with interest at 8% per annum.  At March 31, 2012 and December 31, 2011, interest accrued to this loan was $4,367 and $2,182, respectively.

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

Results of Operations

Basis of Presentation

The following table sets forth, for the periods indicated, certain unaudited selected financial data:

	Three Months Ended
	March 31,
	2012	2011

Revenues	$-	$-
Costs of Sales	-	-
General and administrative	20,530	19,333
Interest Expense	(2,184)	(17,813)

Net Income (Loss)	$(22,714)	$(37,146)

Comparison of the three months ended March 31, 2012 and 2011

Net sales.   Our revenues were $0 for the three months ended March 31, 2012 and 2011.  In February 2012, we launched our online classified website in test market format in New York, New York.  We did not have any sales of any real estate properties held for development or any real estate properties generating rental revenue in the three months ended March 31, 2011 when our focus was real estate development.

Cost of Sales.   Costs of sales were $0 for the three months ended March 31, 2012 and 2011.

General and administrative.   General and administrative expenses increased for the three months ended March 31, 2012 at $20,530 as compared to $19,333 for the three months ended March 31, 2011.   The increase resulted primarily from a slightly increased need for professional and consulting services in the second quarter of 2012.

Interest.   Interest expense decreased to $2,184 for the three months ended March 31, 2012 as compared to interest expense of $17,813 for the three months ended March 31, 2011. The interest expense decrease for the three months ended March 31, 2012 was primarily attributed to the forgiveness of promissory notes during calendar year 2011.

Net income/( loss).   We recognized net loss of $22,714 for the three months ended March 31, 2012 as compared to net loss of $37,146 for the three months ended March 31, 20110.  The decreae in loss for the three months ended March 31, 2012 is primarily attributable to the reduction in interest expense attributed to the forgiveness of promissory notes during calendar year 2011.

Liquidity and Capital Resources

We have financed our operations, debt service, and capital requirements through cash flows generated from operations and through issuance of debt and equity securities.  Our working capital deficit at March 31, 2012 was $152,486, and we had cash of $12,183 as of March 31, 2012.

We  had $12,038 of net cash provided by operating activities for the three months ended March 31, 2012, compared to using $1,519 in the three months ended March 31, 2011.  Our net cash used in operating activities for the three months ended March 31, 2012 consisted mainly of our net loss $22,714 was accompanied by a reduction of $10,389 in accounts payable and accrued liabilities and an increase of $45,141 in notes payable to officer.

We generated no cash flows from investing activities for the three months ended March 31, 2012 and  2011.

We generated no cash flows from financing activities for the three months ended March 31, 2012 and 2011.

Capital Requirements

Our financial statements for the three months ended March 31, 2012 state that we have a net loss, have a negative capital, and a negative current ratio.  These factors, among others indicate that we may not be able to continue as a going concern.  We believe that, as of the date of this report, in order to fund our plan of operations over the next 12 months, we will need to fund operations out of cash flows generated from operations, from the borrowing of money, and from the sale of additional securities.  It is possible that we will be unable to obtain sufficient additional capital through the borrowing of money or the sale of our securities as needed.

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

ITEM 4 – MINE SAFETY DISCLOSURES

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

VIDABLE, INC.

May 15, 2012	/s/ Lino Luciani
Lino Luciani
President
(Principal Executive Officer and Principal Accounting Officer)