Form 10-Q
period 2012-06-30
VIDABLE, INC.
filed 2012-08-14
CIK 1096768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☐           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2012, 400,201,154 shares of our common stock were issued and outstanding.

ITEM 1 – CONDENSED FINANCIAL STATEMENTS

VIDABLE, INC.
BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$38,263	$145
Total current assets	38,263	145

PROPERTY -- HELD FOR SALE	1,000	1,000
TOTAL ASSETS	$39,263	$1,145

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$12,192	$43,685
Notes Payable - Officer	204,911	87,232
Total current liabilities	217,103	130,917

TOTAL LIABILITIES	217,103	130,917

STOCKHOLDERS’ DEFICIT
Common Stock, $0.0001 par value, 4,000,000,000 shares authorized, 400,201,154
shares issued and outstanding	40,020	40,020

Common Stock B, $0.0001 par value 150,000,000 authorized, 6,000 issued
and outstanding	1	1

Additional Paid in Capital	38,471,136	38,471,136
Accumulated deficit	(38,688,997)	(38,640,929)
Total Stockholders’ Deficit	(177,840)	(129,772)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$39,263	$1,145

VIDABLE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$-	$-	$-	$-

Cost of Sales			-	-

Gross Profit			-	-

OPERATING EXPENSES

General and Administrative	20,530	52,057	43,330	71,391

OTHER INCOME / (EXPENSES)
Gain on debt forgiveness		487,783		487,783

Interest Expense	(2,184)	(1,283)	(4,737)	(19,096)

NET INCOME (LOSS)	$(22,714)	$434,443	$(48,068)	$397,296

Basic and Diluted Net Income (Loss) Per Common Share	$-	$-	$-	$-

Weighted Average Number of Shares Outstanding	400,207,154	400,207,154	400,207,154	400,207,154

VIDABLE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011

Cash Flows From Operating Activities
Net Loss	$(48,068)	$397,296

Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on debt forgiveness		(487,783)
Discount accretion on note	-	178
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(31,493)	57,612
Notes payable to officer	117,679	28,827

Net cash provided by (used in) operating activities	38,118	(3,870)

Cash Flows From Investing Activities:

Net cash provided by (used in) investing activities	-	-

Cash Flows From Financing Activities:

Net cash provided by financing activities	-	-

Net Change in Cash	38,118	(3,870)

Cash Beginning of Period	145	3,945

Cash End of Period	$38,263	$75

Supplemental disclosures:
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental disclosures of non-cash financing activity:
Constructively retired Preferred Stock, Series A, 500,000 shares		$(50)
Common stock reverse split		$(100,009)
Common stock B reverse split		$(2,999)
Additional Paid in Capital related to stock transactions above		$103,058
Additional Paid in Capital related party Terminus transactions		$376,644

VIDABLE, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the accompanying interim financial statements as of June 30, 2012, for the six-month periods ended June 30, 2012 and 2011, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Vidable, Inc. (hereinafter referred to as “Vidable” or the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the six-month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on April 16, 2012.

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

Cash and cash equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly- liquid investments with maturities of six months or less, when purchased, to be cash and cash equivalents.

Revenue recognition

The Company has not recognized any revenue from its new business plan.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

As of June 30, 2012 and December 31, 2011, the deferred tax asset is related solely to the Company’s net operating loss carry forward and is fully reserved.

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

Loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants).  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method.  The calculation of fully diluted loss per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later.  As of June 30, 2012 and December 31, 2011, the Company’s outstanding warrants are considered anti-dilutive.

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

NOTE 2 - STOCK BASED COMPENSATION

Effective January 1, 2006, the Company has adopted ASC 505 “Equity” and ASC 718-10 “Stock Compensation,” using the modified-prospective transition method.  The standards require the measurement of compensation cost at the grant date, based upon the estimated fair value of the award, and requires amortization of the related expense over the employee’s requisite service period.  Under ASC 718-10, stock based compensation cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  Beginning on January 1, 2006, any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with ASC 718-10.  During the six months ended June 30, 2012 and the year ended December 31, 2011, the Company had no stock based consulting expenses as determined under ASC 718-10.

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

NOTE 4 - COMMON STOCK

As of June 30, 2012 and December 31, 2011, the Company had (i) 4 billion shares of its common stock authorized and  400,201,154 shares of common stock issued and outstanding and (ii) 150,000,000 shares of Class B common stock authorized and 6,000 shares issued and outstanding.

On August 19, 2008, the Company changed the par value of its common stock from $0.001 to $0.0001.

During the six months ended June 30. 2012 and 2011 the Company issued an aggregate of 0 and 2,800 shares of common stock, respectively, in connection with partial conversions of the Terminus note. (See Note 5.)

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

On September 15, 2010, the Company entered into a consulting agreement. In connection with the consulting agreement the Company issued a convertible note payable (“Consulting Note”) in the amount of $60,000. The entire principal amount is due on September 15, 2020, and the Consulting Note accrues interest on the unpaid principal amount at the rate of 4% per annum. The holder of the Consulting Note may exercise its right to convert any portion of unpaid principal and accrued interest into shares of the Company’s common stock any time after March 15, 2011 at a conversion price calculated as 85% of the average of the six per share market values of the Company’s common stock immediately preceding a conversion date. Each conversion is limited to $10,000 per calendar month. In connection with the Consulting Note, the Company recorded a note discount in the amount of $18,893.

On May 4, 2011, the consulting agreement was terminated.  The convertible note payable (“Consulting Note”) in the amount of $60,000 was cancelled.  The Company recorded a gain on debt forgiveness for the consulting note plus accrued interest less unamortized note discount.

NOTE 6 - RELATED PARTY TRANSACTIONS

For the year ended December 31, 2010, Terminus, Inc., the then holder of the Company’s Series C Preferred Stock, loaned the Company $82,127. The loan was payable upon demand with interest at 12% per annum. This loan and all accrued interest was forgiven on May 6, 2011.  At June 30, 2012 and 2011, interest accrued to this loan was $0 and $2,432, respectively.

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

Since May 6, 2011, the sole officer and director of the Company has loaned an aggregate  of $197,992 in funds to the Company.  The loan is payable upon demand with interest at 8% per annum.  At June 30, 2012 interest accrued to this loan was $6,919.

NOTE 7 – OFFICER LOAN

As of June 30, 2012 and December 31, 2011, an officer of the Company has loaned aggregate funds to the Company of $197,992 and $85,050, respectively on such dates.  The loan is payable upon demand with interest at 8% per annum.  At June 30, 2012 and December 31, 2011, interest accrued to this loan was $6,919 and $2,182, respectively.

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

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through June 30, 2012, which is the date these financial statements were available to be issued.

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

To date, we have accomplished the following activities in furtherance of our plan: In November 2011, we entered into an Exclusive Software Property, Technical Information and Trade Mark License Agreement with Vidable AG pursuant to which we received the worldwide exclusive license to all of the software, technical information and trademarks necessary to commercialize the business of and allow customers to view a video instead of a static image when viewing potential items for purchase, rent and marketing their products.  In February 2012, we launched our online classified website in test market format in New York, New York. In May 2012, we signed an Agreement with TL Media, a privately owned international media agency offering a complete package of online media solutions. Pursuant to this Agreement, TL Media will develop an online media campaign for us with the intent of driving traffic to our website in hopes in generating revenues and increased visibility for businesses advertising on the Vidable website. In July 2012, we announced our plan to sell Vidable licenses to allow third parties to sell Vidable digital media services under the Vidable brand for a monthly fee.

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

Results of Operations

Basis of Presentation

The following table sets forth, for the periods indicated, certain unaudited selected financial data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	$—	$—	$—	$—
Costs of Sales	—	—	—	—
General and administrative	20,530	52,057	43,330	71,391
Gain on debt forgiveness		487,783		487,783
Other Expense	-	-	-	-
Interest Expense	(2,184)	(1,283)	(4,737)	(19,096)

Net Income (Loss)	$(22,714)	$434,443	$(48,068)	$397,296

Comparison of the three months ended June 30, 2012 and 2011

Net sales.   Our revenues were $0 for the three months ended June 30, 2012 and 2011.  In February 2012, we launched our online classified website in test market format in New York, New York and in May 2012, we entered into an agreement with a prominent SEO firm to help drive traffic to our website.

Cost of Sales.   Costs of sales were $0 for the three months ended June 30, 2012 and 2011.

General and administrative.   General and administrative expenses increased for the three months ended June 30, 2012 was $20,530 as compared to $52,057 for the three months ended June 30, 2011.   The decrease resulted primarily from a decreased need for professional and consulting services in the second quarter of 2012.

Gain on debt forgiveness. Gain on debt forgiveness for the three months ended June 30, 2011 was $487,783, the result of the forgiveness actions related to promissory notes, accounts payable and accrued liabilities. There were no comparable activities for the three months ended June 30, 2012.

Interest.   Interest expense increased to $2,184 for the three months ended June 30, 2012 as compared to interest expense of $1,283 for the three months ended June 30, 2011. The interest expense increase for the three months ended June 30, 2012 was primarily attributed to the increase in Notes Payable – Officer, since June 30, 2011 and the debt forgiveness that occurred in the June 30, 2011 quarter.

Net income/(loss).   We recognized net loss of $22,714 for the three months ended June 30, 2012 as compared to net income of $434,443 for the three months ended June 30, 2011.  The increase in Net loss for the three months ended June 30, 2012 is primarily attributable to the forgiveness of promissory notes during the calendar quarter ended June 30, 2011.

Comparison of the six months ended June 30, 2012 and 2011

Net sales.   Our revenues were $0 for the six months ended June 30, 2012 and 2011.  In February 2012, we launched our online classified website in test market format in New York, New York and in May 2012, we entered into an agreement with a prominent SEO firm to help drive traffic to our website.  We did not have any sales of any real estate properties held for development or any real estate properties generating rental revenue in the six months ended June 30, 2011 when our focus was real estate development.

Cost of Sales.   Costs of sales were $0 for the six months ended June 30, 2012 and 2011.

General and administrative.   General and administrative expenses decreased for the six months ended June 30, 2012 at $43,330 as compared to $71,391 for the six months ended June 30, 2011.   The decrease resulted primarily from a decreased need for professional and consulting services in the second quarter of 2012.

Gain on debt forgiveness. Gain on debt forgiveness for the six months ended June 30, 2011 was $487,783, the result of the forgiveness actions related to promissory notes, accounts payable and accrued liabilities. There were no comparable activities for the six months ended June 30, 2012.

Interest.   Interest expense decreased to $4,737 for the six months ended June 30, 2012 as compared to interest expense of $19,096 for the six months ended June 30, 2011. The interest expense decrease for the six months ended June 30, 2012 was primarily attributed to the forgiveness of promissory notes during calendar year 2011.

Net income/(loss).   We recognized net loss of $48,068 for the six months ended June 30, 2012 as compared to net income of $397,296 for the six months ended June 30, 2011.  The increase in Net loss for the six months ended June 30, 2012 is primarily attributable to the forgiveness of promissory notes during the calendar year 2011.

Liquidity and Capital Resources

We have financed our operations, debt service, and capital requirements through cash flows generated from operations and through issuance of debt and equity securities.  Our working capital deficit at June 30, 2012 was $178,839 and we had cash of $38,263 as of June 30, 2012.

We had $38,118 of net cash provided by operating activities for the six months ended June 30, 2012, compared to using $3,870 in the six months ended June 30, 2011.  Our net cash used in operating activities for the six months ended June 30, 2012 consisted mainly of our net loss $48,068 was accompanied by a reduction of $31,493in accounts payable and accrued liabilities and an increase of $117,679 in notes payable to officer.

We generated no cash flows from investing activities for the six months ended June 30, 2012 and 2011.

We generated no cash flows from financing activities for the six months ended June 30, 2012 and 2011.

Capital Requirements

Our financial statements for the six months ended June 30, 2012 state that we have a net loss, have a negative capital, and a negative current ratio.  These factors, among others indicate that we may not be able to continue as a going concern.  We believe that, as of the date of this report, in order to fund our plan of operations over the next 12 months, we will need to fund operations out of cash flows generated from operations, from the borrowing of money, and from the sale of additional securities.  It is possible that we will be unable to obtain sufficient additional capital through the borrowing of money or the sale of our securities as needed.

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

VIDABLE, INC.

August 14, 2012	/s/ Lino Luciani
Lino Luciani
President
(Principal Executive Officer and Principal Accounting Officer)