Form 10-Q
period 2012-09-30
VIDABLE, INC.
filed 2012-11-27
CIK 1096768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☐           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 19, 2012, 400,201,154 shares of our common stock were issued and outstanding.

ITEM 1 – CONDENSED FINANCIAL STATEMENTS

VIDABLE, INC.
BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$18,547	$145
Total current assets	18,547	145

PROPERTY -- HELD FOR SALE	1,000	1,000
TOTAL ASSETS	$19,547	$1,145

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$11,663	$43,685
Notes Payable - Officer	208,860	87,232
Total current liabilities	220,523	130,917

TOTAL LIABILITIES	220,523	130,917

STOCKHOLDERS’ DEFICIT
Common Stock, $0.0001 par value, 4,000,000,000 shares authorized, 400,201,154
shares issued and outstanding	40,020	40,020

Common Stock B, $0.0001 par value 150,000,000 authorized, 6,000 issued
and outstanding	1	1

Additional Paid in Capital	38,471,136	38,471,136
Accumulated deficit	(38,712,133)	(38,640,929)
Total Stockholders’ Deficit	(200,976)	(129,772)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$19,547	$1,145

VIDABLE, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$-	$-	$-	$-

Cost of Sales			-	-

Gross Profit			-	-

OPERATING EXPENSES

General and Administrative	19,187	37,796	62,518	109,186

OTHER INCOME / (EXPENSES)
Gain on debt forgiveness				487,783

Interest Expense	(3,949)	(844)	(8,686)	(19,940)

NET INCOME (LOSS)	$(23,136)	$(38,640)	$(71,204)	$358,657

Basic and Diluted Net Income (Loss) Per Common Share	$-	$-	$-	$-

Weighted Average Number of Shares Outstanding	400,207,154	400,207,154	400,207,154	400,207,154

VIDABLE, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Cash Flows From Operating Activities
Net Loss	$(71,204)	$358,657

Adjustments to reconcile net loss to net cash
used in operating activities:
Gain on debt forgiveness		(487,783)
Discount accretion on note	-	178
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(32,022)	66,957
Notes payable to officer	121,628	60,054

Net cash provided by (used in) operating activities	18,402	(1,937)

Cash Flows From Investing Activities:

Net cash provided by (used in) investing activities	-	-

Cash Flows From Financing Activities:

Net cash provided by financing activities	-	-

Net Change in Cash	18,402	(1,937)

Cash Beginning of Period	145	3,945

Cash End of Period	$18,547	$2,008

Supplemental disclosures:
Cash paid for:
Interest	$-	$-
Income Taxes	$-	$-

Supplemental disclosures of non-cash financing activity:
Retired Preferred Stock, Series A, Series B and Series C		$(2,500)
Issued Common Stock		$40,000
Additional Paid in Capital related party Terminus transactions		$376,644

VIDABLE, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the accompanying interim financial statements as of September 30, 2012, for the nine-month periods ended September 30, 2012 and 2011, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of Vidable, Inc. (hereinafter referred to as “Vidable” or the "Company") as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the nine-month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on April 16, 2012.

Nature of Business

Vidable, Inc. was organized on November 5, 1998 in Nevada as USA Telecom. In 1998, the entity amended its articles of incorporation to change its name to USA Telcom, in 2000 it amended its articles of incorporation to change its name to USA Telcom Internationale, in 2004 it amended its articles of incorporation to change its name to ZannWell Inc., in January 2005, it amended its articles of incorporation to change its name to Blackhawk Fund and in September 2011 it amended its articles of incorporation to change its name to Vidable, Inc. For the year ended December 31, 2010, the Company was in the business of residential and commercial real estate acquisition and development. Beginning September 2011, the Company began pursuing a new business plan of establishing an online video based classified marketplace company, which intends to connect merchants and customers via streaming video, mobile technology and social media. The Company intends to operate a centralized business Internet portal to allow consumers to find information about various products and services through business and consumer posted videos.

Cash and cash equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly- liquid investments with maturities of nine months or less, when purchased, to be cash and cash equivalents.

Revenue recognition

The Company has not recognized any revenue from its new business plan.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes.  Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization.

As of September 30, 2012 and December 31, 2011, the deferred tax asset is related solely to the Company’s net operating loss carry forward and is fully reserved.

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

Loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants).  Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method.  The calculation of fully diluted loss per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later.  As of September 30, 2012 and December 31, 2011, the Company’s outstanding warrants are considered anti-dilutive.

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

NOTE 2 - STOCK BASED COMPENSATION

Effective January 1, 2006, the Company has adopted ASC 505 “Equity” and ASC 718-10 “Stock Compensation,” using the modified-prospective transition method.  The standards require the measurement of compensation cost at the grant date, based upon the estimated fair value of the award, and requires amortization of the related expense over the employee’s requisite service period.  Under ASC 718-10, stock based compensation cost will be recognized over the period during which an employee is required to provide service in exchange for the award.  Beginning on January 1, 2006, any future excess tax benefits derived from the exercise of stock options will be recorded prospectively and reported as cash flows from financing activities in accordance with ASC 718-10.  During the nine months ended September 30, 2012 and the year ended December 31, 2011, the Company had no stock based consulting expenses as determined under ASC 718-10.

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

NOTE 4 - COMMON STOCK

As of September 30, 2012 and December 31, 2011, the Company had (i) 4 billion shares of its common stock authorized and 400,201,154 shares of common stock issued and outstanding and (ii) 150,000,000 shares of Class B common stock authorized and 6,000 shares issued and outstanding.

On August 19, 2008, the Company changed the par value of its common stock from $0.001 to $0.0001.

During the nine months ended September 30. 2012 and 2011 the Company issued an aggregate of 0 and 2,800 shares of common stock, respectively, in connection with partial conversions of the Terminus note. (See Note 5.)

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

On May 6, 2011, the Company and Terminus, Inc. entered into a Settlement Agreement and Release with Professional Offshore Opportunity Fund, Ltd. (“POOF”) pursuant to which we settled all amounts owed to POOF under outstanding promissory notes and repurchased the Series A Preferred Stock held by it in exchange for $275,000.  In connection with the settlement agreement, POOF released the Series C Preferred Stock held by it to secure payment of amounts due under the April 2008 $550,000 promissory note, as amended, co-issued by us and Terminus, Inc. as well as the March 2010 promissory note issued by us.  The amount due under the April 2008 and March 2010 promissory notes was $369,300 at May 6, 2011.  To record the Settlement Agreement and Release, $94,300 was recognized as a gain on debt forgiveness.  Mutual releases were exchanged among the parties under the Settlement Agreement.  The $275,000 payment was charged to Additional Paid in Capital as the payment was provided by Terminus, a related party.

On September 15, 2010, the Company entered into a consulting agreement. In connection with the consulting agreement the Company issued a convertible note payable (“Consulting Note”) in the amount of $60,000. The entire principal amount is due on September 15, 2020, and the Consulting Note accrues interest on the unpaid principal amount at the rate of 4% per annum. The holder of the Consulting Note may exercise its right to convert any portion of unpaid principal and accrued interest into shares of the Company’s common stock any time after March 15, 2011 at a conversion price calculated as 85% of the average of the nine per share market values of the Company’s common stock immediately preceding a conversion date. Each conversion is limited to $10,000 per calendar month. In connection with the Consulting Note, the Company recorded a note discount in the amount of $18,893.

On May 4, 2011, the consulting agreement was terminated.  The convertible note payable (“Consulting Note”) in the amount of $60,000 was cancelled.  The Company recorded a gain on debt forgiveness for the consulting note plus accrued interest less unamortized note discount.

NOTE 6 - RELATED PARTY TRANSACTIONS

For the year ended December 31, 2010, Terminus, Inc., the then holder of the Company’s Series C Preferred Stock, loaned the Company $82,127. The loan was payable upon demand with interest at 12% per annum. This loan and all accrued interest was forgiven on May 6, 2011.  At September 30, 2012 and 2011, interest accrued to this loan was $0 and $2,432, respectively.

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

Since May 6, 2011, the sole officer and director of the Company has loaned an aggregate of $197,992 in funds to the Company.  The loan is payable upon demand with interest at 8% per annum.  At September 30, 2012 interest accrued to this loan was $10,868.

NOTE 7 – OFFICER LOAN

As of September 30, 2012 and December 31, 2011, an officer of the Company has loaned aggregate funds to the Company of $197,992 and $85,050, respectively on such dates.  The loan is payable upon demand with interest at 8% per annum.  At September 30, 2012 and December 31, 2011, interest accrued to this loan was $10,868 and $2,182, respectively.

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

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 8, 2012, which is the date these financial statements were available to be issued.

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

Results of Operations

Basis of Presentation

The following table sets forth, for the periods indicated, certain unaudited selected financial data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	$-	$-	$-	$-
Costs of Sales	-	-	-	-
General and administrative	19,187	37,796	62,518	109,186
Gain on debt forgiveness		-		487,783
Other Expense	-	-	-	-
Interest Expense	(3,949)	(844)	(8,686)	(19,940)

Net Income (Loss)	$(23,136)	$(38,640)	$(71,204)	$358,657

Comparison of the three months ended September 30, 2012 and 2011

Net sales.   Our revenues were $0 for the three months ended September 30, 2012 and 2011.  In February 2012, we launched our online classified website in test market format in New York, New York and in May 2012, we entered into an agreement with a prominent SEO firm to help drive traffic to our website.

Cost of Sales.   Costs of sales were $0 for the three months ended September 30, 2012 and 2011.

General and administrative.   General and administrative expenses decreased for the three months ended September 30, 2012 was $19,187 as compared to $37,796 for the three months ended September 30, 2011.   The decrease resulted primarily from a decreased need for professional and consulting services in the third quarter of 2012.

Interest.   Interest expense increased to $3,949 for the three months ended September 30, 2012 as compared to interest expense of $844 for the three months ended September 30, 2011. The interest expense increase for the three months ended September 30, 2012 was attributed to the increase in Notes Payable – Officer, since September 30, 2011.

Net income/(loss).   We recognized net loss of $23,136 for the three months ended September 30, 2012 as compared to net loss of $38,640 for the three months ended September 30, 2011.  The decrease in Net loss for the three months ended September 30, 2012 is primarily attributable to the decreased need for professional and consulting services in the third quarter of 2012.

Comparison of the nine months ended September 30, 2012 and 2011

Net sales.   Our revenues were $0 for the nine months ended September 30, 2012 and 2011.  In February 2012, we launched our online classified website in test market format in New York, New York and in May 2012, we entered into an agreement with a prominent SEO firm to help drive traffic to our website.  We did not have any sales of any real estate properties held for development or any real estate properties generating rental revenue in the nine months ended September 30, 2011 when our focus was real estate development.

Cost of Sales.   Costs of sales were $0 for the nine months ended September 30, 2012 and 2011.

General and administrative.   General and administrative expenses decreased for the nine months ended September 30, 2012 at $62,518, as compared to $109,186 for the nine months ended September 30, 2011.   The decrease resulted primarily from a decreased need for professional and consulting services in the first three quarters of 2012.

Gain on debt forgiveness. Gain on debt forgiveness for the nine months ended September 30, 2011 was $487,783, the result of the forgiveness actions related to promissory notes, accounts payable and accrued liabilities. There were no comparable activities for the nine months ended September 30, 2012.

Interest.   Interest expense decreased to $8,686 for the nine months ended September 30, 2012 as compared to interest expense of $19,940 for the nine months ended September 30, 2011. The interest expense decrease for the nine months ended September 30, 2012 was primarily attributed to the forgiveness of promissory notes during calendar year 2011.

Net income/(loss).   We recognized net loss of $71,204 for the nine months ended September 30, 2012 as compared to net income of $358,657 for the nine months ended September 30, 2011.  The Net loss for the nine months ended September 30, 2012 is primarily attributable to the forgiveness of promissory notes during the calendar year 2011.

Liquidity and Capital Resources

We have financed our operations, debt service, and capital requirements through cash flows generated from operations and through issuance of debt and equity securities.  Our working capital deficit at September 30, 2012 was $201,976 and we had cash of $18,547 as of September 30, 2012.

We had $18,402 of net cash provided by operating activities for the nine months ended September 30, 2012, compared to using $1,937 in the nine months ended September 30, 2011.  Our net cash used in operating activities for the nine months ended September 30, 2012 consisted mainly of our net loss $71,204, accompanied by a reduction of $32,022 in accounts payable and accrued liabilities and an increase of $121,628 in notes payable to officer.

We generated no cash flows from investing activities for the nine months ended September 30, 2012 and 2011.

We generated no cash flows from financing activities for the nine months ended September 30, 2012 and 2011.

Capital Requirements

Our financial statements for the nine months ended September 30, 2012 state that we have a net loss, have a negative capital, and a negative current ratio.  These factors, among others indicate that we may not be able to continue as a going concern.  We believe that, as of the date of this report, in order to fund our plan of operations over the next 12 months, we will need to fund operations out of cash flows generated from operations, from the borrowing of money, and from the sale of additional securities.  It is possible that we will be unable to obtain sufficient additional capital through the borrowing of money or the sale of our securities as needed.

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

VIDABLE, INC.

November 27, 2012	/s/ Lino Luciani
Lino Luciani
President
(Principal Executive Officer and Principal Accounting Officer)